Form 10-Q
period 1996-05-03
OROAMERICA INC
filed 1996-06-14
CIK 824435

- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

                                 FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


[x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the quarterly period ended May 3, 1996.

[ ]   Transition Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.  For the transition period from        to

                        ------------------------------
                        COMMISSION FILE NUMBER 0-21862
                        ------------------------------

                             OROAMERICA, INC.
           (Exact name of registrant as specified in its charter)

           DELAWARE                           94-2385342
(State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)            Identification No.)


443 NORTH VARNEY STREET, BURBANK, CALIFORNIA         91502
 (Address of principal executive offices)         (Zip Code)

                            (818)848-5555
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  [X ]     No


The number of shares outstanding of each of the issuer's classes of common stock was 6,248,378 shares of common stock, par value $.01, outstanding at June 13, 1996.

- - ---------------------------------------------------------------------------
- - ---------------------------------------------------------------------------

                                   OROAMERICA, INC.
                             REPORT ON FORM 10-Q FOR THE
                               QUARTER ENDED MAY 3, 1996

                                  TABLE OF CONTENTS


     PART I - FINANCIAL INFORMATION                         Page

        Item 1.     FINANCIAL STATEMENTS
                    Consolidated Balance Sheets............    1
                    Consolidated Statements of Income......    2
                    Consolidated Statements of Cash Flows..    3
                    Notes to Condensed Consolidated
                          Financial Statements.............    4

         Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS
                    OF OPERATIONS..........................    7

     PART II - OTHER INFORMATION

        Items 1. through 5. (Not applicable)

        Item 6.  Exhibits and Reports on Form 8-K.........    10

     SIGNATURES...........................................    11

PART I - FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS

                               OROAMERICA, INC.
                         CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share amounts)
                                 (Unaudited)

                                                   February 2,       May 3,
                                                       1996          1996
                                                   ----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents......................... $12,310      $23,424
   Accounts receivable less allowance for
     returns and doubtful accounts of
     $9,948 and $7,325...............................  23,567       18,874
   Other accounts and notes receivable...............     747          677
   Inventories (Note 2)..............................  11,007        7,035
   Deferred income tax charges.......................   2,384        2,384
   Prepaid income taxes..............................     142            -
   Prepaid items and other current assets............     925        1,124
                                                      -------      -------
           Total current assets......................  51,082       53,518

Property and equipment, net..........................  10,937       11,040
Excess of purchase price over net assets
   acquired, net.....................................   4,689        4,615
Patents, net.........................................   6,155        6,033
Investments in and advances to affiliates............     642          642
Other assets.........................................      39          127
                                                      -------      -------
                                                      $73,544      $75,975
                                                      =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.................    $737         $767
   Notes payable (Note 3)............................       -            -
   Accounts payable..................................   5,874        7,547
   Accrued expenses..................................   5,449        6,051
                                                      -------      -------
      Total current liabilities......................  12,060       14,365

Deferred income taxes payable........................     383          383
Long-term debt, less current portion (Note 3)........   3,800        3,639
                                                      -------      -------
      Total liabilities..............................  16,243       18,387
                                                      -------      -------
Stockholders' equity:
   Preferred stock, 500,000 shares authorized
     $.001 par value; none issued and outstanding
   Common stock, 10,000,000 shares authorized, $.001
      par value; 6,248,378 shares issued and
      outstanding....................................       6            6
   Paid-in capital...................................  42,951       42,951
   Retained earnings.................................  14,344       14,631
                                                      -------      -------
Total stockholders' equity...........................  57,301       57,588
                                                      -------      -------
                                                      $73,544      $75,975
                                                      =======      =======


See accompanying notes to condensed consolidated financial statements.

                              OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)
                (Dollars in thousands, except per share amounts)

                                              For the Thirteen Weeks Ended
                                                    April 28,       May 3,
                                                        1995         1996
                                                     -------      -------
Net sales............................................ $42,337      $44,915
Cost of goods sold, exclusive of
   depreciation......................................  35,156       36,669
                                                      -------      -------
   Gross profit......................................   7,181        8,246
Selling, general and administrative
   expenses..........................................   6,391        6,918
                                                      -------      -------
Operating income.....................................     790        1,328
Interest expense.....................................     675          788
                                                      -------      -------
Income before income taxes...........................     115          540
Provision for income taxes...........................      48          253
                                                      -------      -------
Net income...........................................     $67         $287
                                                      =======      =======

Net income per share (Note 1)........................    $.01         $.05
                                                      =======      =======
Weighted average shares outstanding.................6,272,629    6,249,415

See accompanying notes to condensed consolidated financial statements.

                               OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                            (Dollars in thousands)

                                              For the Thirteen Weeks Ended
                                                    April 28,       May 3,
                                                        1995         1996
                                                     -------      -------
Cash flows from operating activities:
   Net income........................................     $67         $287
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation and amortization...............     618          646
         Provision for losses on accounts receivable.     165          165
         Provision for estimated returns.............  (1,800)      (2,812)
         Gain on sale of fixed assets................       -          (21)
   Change in assets and liabilities:
      Accounts receivable............................   6,817        7,340
      Other accounts and notes receivable............     409           70
      Inventories....................................      (8)       3,972
      Prepaid income taxes and income taxes payable..      28          142
      Prepaid items and other assets, net............    (236)        (312)
      Accounts payable, accrued expenses and
         deferred liabilities........................  (1,695)       2,275
                                                      -------      -------
Net cash provided by operating activities............   4,365       11,752
                                                      -------      -------
Cash flows from investing activities:
   Capital expenditures..............................  (1,325)        (533)
   Proceeds from sale of fixed assets................       -           26
                                                      -------      -------
Net cash used in investing activities................  (1,325)        (507)
                                                      -------      -------
Cash flows from financing activities:
   Gross borrowings under line-of-credit agreement... 181,400            -
   Repayment of borrowings under
      line-of-credit.................................(183,100)           -
   Principal repayments of long-term debt............     (78)        (131)
                                                      -------      -------
Net cash used in financing activities................  (1,778)        (131)
                                                      -------      -------
Increase in cash and cash equivalents................   1,262       11,114
Cash and cash equivalents at beginning of period.....     676       12,310
                                                      -------      -------
Cash and cash equivalents at end of period...........  $1,938      $23,424
                                                      =======      =======
Supplemental disclosure of cash flow information:
   Interest paid.....................................    $683        $772
   Income taxes paid.................................     $19          $1

Supplemental disclosure of noncash investing and
   financing activity:
      Capital lease obligation entered into..........    $587           -


See accompanying notes to condensed consolidated financial statements.

                           OROAMERICA, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen week periods ended April 28, 1995 and May 3, 1996. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 2, 1996 audited consolidated financial statements. The results of operations for the thirteen week period ended May 3, 1996 are not necessarily indicative of the results for a full year.

Net income per share

Net income per share is computed by dividing net income for both periods presented by the weighted average number of shares outstanding during each period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.


NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands, except per ounce data):

                                   February 2,         May 3,
                                         1996           1996
                                      -------        -------
                                                  (Unaudited)
Gold and other raw materials.........  $1,475           $747
Manufacturing costs and other........  12,804          9,580
                                      -------        -------
                                       14,279         10,327
LIFO cost less than FIFO cost........  (2,414)        (2,434)
Allowance for vendor advances........    (858)          (858)
                                      -------        -------
Inventories.......................... $11,007         $7,035
                                      =======        =======
Gold price per ounce................. $414.50        $394.00
                                      =======        =======

The Company has several consignment agreements with gold consignors, providing for a maximum aggregate consignment of 290,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

At February 2, 1996 and May 3, 1996, the Company held approximately 181,800 and 168,200 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second

London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

The gold consignors and the Company's revolving credit lender (Note 3) have a security interest in substantially all the assets of the Company. The Company pays to the gold consignors a consignment fee based on the dollar equivalent of ounces outstanding, computed based on the Second London Gold Fixing, as defined in the agreements. Each consignment agreement is terminable on 30 days notice by the Company or the consignor.

The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements (a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $10.0 million,
(f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At May 3, 1996, the Company was in compliance with all of the requirements of its consignment agreements.


NOTE 3 - NOTES PAYABLE

The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding at February 2, 1996 and at May 3, 1996. No short-term advances were outstanding at February 2, 1996 and at May 3, 1996. A stand-by letter of credit outstanding at February 2, 1996 and at May 3, 1996 totaled $700,000 and $900,000, respectively. The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. At February 2, 1996 and at May 3, 1996, advances under the reducing-revolving credit facility were $800,000, bearing interest at the Bank's prime rate plus .75%. The $800,000 of advances under the reducing-revolving credit facility have been classified as long-term. The revolving credit agreement expires August 6, 1996.

Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At May 3, 1996, the Company was in compliance with all of the requirements of the revolving credit agreement.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with the condensed consolidated financial statements and notes thereto.

GENERAL

The Company's business and the jewelry business in general are highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the fourth quarter generally produces the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal buildup in customer receivables in the fourth quarter that must be funded by increased borrowings. Consequently, the results of first quarter operations are not necessarily indicative of the Company's performance for an entire year.

Prices for the Company's products generally are determined by reference to the current market price of gold. Consequently, the Company's sales could be affected by significant increases, decreases or volatility in the price of gold.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the statements of income.

                                      As a Percentage of Net Sales
                                          Thirteen Weeks Ended
                                      April 28, 1995   May 3, 1996
                                      ----------------------------
Net sales.............................    100.0%         100.0%
Cost of good sold.....................     83.0           81.6
                                          ------         ------
Gross profit..........................     17.0           18.4
Selling, general and
    administrative expenses...........     15.1           15.4
                                          ------         ------
Operating income......................      1.9            3.0
Interest expense......................      1.6            1.8
                                          ------         ------
Income before income taxes............       .3            1.2
Provision for income taxes............       .1             .6
                                          ------         ------
Net income............................       .2%            .6%
                                          ======         ======

THIRTEEN WEEKS ENDED MAY 3, 1996 COMPARED TO THIRTEEN WEEKS ENDED APRIL 28,
1995.

Net sales for the thirteen weeks ended May 3, 1996 increased by $2.6 million, or 6.1%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of silver jewelry (by weight) sold and increase in the average sales price of gold, offset by a slight decrease in the amount of gold jewelry (by weight) sold. Gross profit for the thirteen weeks ended May 3, 1996 increased by approximately $1.1 million, or 14.8%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 17.0% for the thirteen weeks ended April 28, 1995 to 18.4% for the current period. In the thirteen weeks ended May 3, 1996, cost of sales increased by $27,000 due to a LIFO reserve adjustment of $20,000 and a $7,000 inventory adjustment. In the thirteen weeks ended April 28, 1995, cost of sales increased by $256,000 due to a $310,000 LIFO reserve adjustment offset by an increase in the carrying value of inventory due to price fluctuations. Absent these factors, the gross profit margin in the thirteen week periods ended April 28, 1995 and May 23, 1996 would have been 17.6% and 18.4%, respectively. The increase on a comparable basis, was due to changes in sales product mix. The gold prices used to cost inventory at January 27, 1995, April 28, 1995, February 2, 1996, and May 3, 1996 were $378.40, $389.75, $414.50 and $394.00, respectively.

Selling, general and administrative expenses for the thirteen weeks ended May 3, 1996 increased by approximately $.5 million, or 8.2%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 15.1% in the thirteen weeks ended April 28, 1995 to 15.4% in the thirteen weeks ended May 3, 1996. The increase in the dollar amount of selling, general and administrative expenses is primarily attributable to increased consulting, professional and outside services of $1.2 million. Consulting, professional and outside services have increased primarily due to legal fees resulting from defending the Company against various lawsuits and from a higher utilization of temporary personnel in the Company's operations. These increases were offset primarily by a $214,000 decrease in personnel costs, a $160,000 decrease in selling and product expenses and a $281,000 increase in other income due to investment of excess cash.

Interest expense for the thirteen weeks ended May 3, 1996 increased by $113,000, or 16.7%, from the comparable period of the prior year. This increase is primarily attributable to additional financing costs related to an increase in forward purchase contracts in the current quarter as compared to the same period last year.

The effective tax rate in the thirteen weeks ended May 3, 1996 was 46.9% as compared to 42.1% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold that the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 290,000 ounces at May 3, 1996 and is subject to fluctuations based on changes in the market value of gold. At May 3, 1996 the Company held approximately 168,200 ounces of gold on consignment.

The Company anticipates that, subject to the effects of fluctuations in the credit or precious metals markets and changes in the Company's operating plans, on an ongoing basis, it generally will maintain its level of owned gold at a substantially reduced level. However, from time to time the amount of gold owned by the Company temporarily may increase as a result of the timing of customer shipments and purchases of gold for production requirements. So long as the Company's ownership of gold is maintained at a substantially reduced level, period accounting adjustments resulting from fluctuations in the price of gold should not have a material effect on the Company's gross profit margins or results of operations.

For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Condensed Consolidated Financial Statements.

Cash and cash equivalents increased $11.1 million from $12.3 million at February 2, 1996 to $23.4 million at May 3, 1996. This increase results primarily from collections on accounts receivable and reduction in inventory balances during the first quarter of fiscal 1997.

Net accounts receivable decreased from $23.6 million at February 2, 1996 to $18.9 million at May 3, 1996. The decrease in net accounts receivable results primarily from the decrease in net sales in the first quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996.

Inventories decreased from $11.0 million at February 2, 1996 to $7.0 million at May 3, 1996. At May 3, 1996, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

The allowance for returns and doubtful accounts decreased from $9.9 million at February 2, 1996 to $7.3 million at May 3, 1996. The decrease in the amount of the allowance at May 3, 1996 is primarily attributable to seasonal adjustments in the reserve for returns.

Accounts payable increased from $5.9 million at February 2, 1996 to $7.5 million at May 3, 1996. This increase is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses increased from $5.4 million at February 2, 1996 to $6.1 million at May 3, 1996. This increase results from increases in amounts accrued for professional fees and payroll expenses, offset by decreases in amounts accrued for cooperative advertising.

The Company expects to incur capital expenditures of approximately $600,000 during the balance of fiscal 1997, principally for improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company believes that cash and cash equivalent balances, funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facilities will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months. The Company anticipates no problems in renewing its revolving credit facility, which expires August 6, 1996.

PART II - OTHER INFORMATION

Item 6. Exhibits

          (a) Exhibits:

              10.1   Consignment Agreement with Banque Paribas dated
                     March 15, 1996.

              27     Financial Data Schedule

          (b) There were no reports on Form 8-K filed during the thirteen weeks ended May 3, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OROAMERICA, INC.

Date:  June 13, 1995                 By: /S/ SHIU SHAO
                                         --------------------------------
                                             SHIU SHAO, Vice President
                                             and Chief Financial Officer

Date:  June 13, 1995                 By: /S/ BETTY SOU
                                         --------------------------------
                                             BETTY SOU, Controller

                               EXHIBIT INDEX

Exhibit
Number               Description
- - --------             ----------------------------------
10.1                 Consignment Agreement with Bank Paribas
                       dated March 15, 1996.

27                   Financial Data Schedule