Form 10-Q
period 1996-08-02
OROAMERICA INC
filed 1996-09-11
CIK 824435

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the quarterly period ended August 2, 1996.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the transition period from           to             .

    Commission File Number  0-21862


                                 OROAMERICA, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         Delaware                                       94-2385342
- ---------------------------------           ------------------------------------
   (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

443 North Varney Street, Burbank, California                   91502
- --------------------------------------------             -----------------
(Address of principal executive offices)                     (Zip Code)

(818) 848-5555
- ---------------------------------------------------
(Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                             SHARES OUTSTANDING AS OF
                 CLASS                            September 6, 1996
                 -----                       ------------------------
                 Common Stock                        6,252,378

                               OROAMERICA, INC.

                         REPORT ON FORM 10-Q FOR THE
                        QUARTER ENDED AUGUST 2, 1996

                              TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements
              Consolidated Balance Sheets . . . . . . . . . . . . . . . .    1
              Consolidated Statements of Income . . . . . . . . . . . . .    2
              Consolidated Statements of Cash Flows . . . . . . . . . . .    3
              Notes to Condensed Consolidated Financial Statements  . . .  4 - 7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . . . .    8


PART II - OTHER INFORMATION

     Item 1.  Legal Proceeding  . . . . . . . . . . . . . . . . . . . . .   12

     Items 2 and 3.  Not Applicable

     Item 4.  Submission of Matters to a Vote of Security Holders . . . .   12

     Item 5.  Not Applicable

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .   12

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               OROAMERICA, INC.
                         CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        FEBRUARY 2,    AUGUST 2,
                                                               1996         1996
                                                        -----------  -----------
ASSETS                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                              $  12,310    $  13,246
  Accounts receivable less allowance for returns
    and doubtful accounts of $9,948 and $5,137              23,567       17,150
  Other accounts and notes receivable                          747          932
  Inventories (Note 2)                                      11,007       16,283
  Deferred income taxes                                      2,384        2,384
  Prepaid income taxes                                         142          223
  Prepaid items and other current assets                       925          840
                                                        -----------  ----------
     Total current assets                                   51,082       51,058

Property and equipment, net                                 10,937       10,724
Excess of purchase price over net assets acquired, net       4,689        4,541
Patents, net                                                 6,155        5,911
Investments in and advances to affiliates                      642          642
Other assets                                                    39          127
                                                        -----------  -----------
                                                         $  73,544    $  73,003
                                                        ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                      $     737    $     755
  Notes payable (Note 3)                                        --           --
  Accounts payable                                           5,874        6,830
  Accrued expenses                                           5,449        4,751
                                                        -----------  -----------
     Total current liabilities                              12,060       12,336
Deferred income taxes payable                                  383          383
Long-term debt, less current portion                         3,800        3,322
                                                        -----------  -----------
     Total liabilities                                      16,243       16,041
                                                        -----------  -----------

Stockholders' equity:
  Preferred stock, 500,000 shares authorized,
    $.001 par value; none issued and outstanding
  Common stock, 10,000,000 shares authorized,
    $.001 par value; 6,248,378 and 6,252,378 shares
    issued and outstanding at February 2, 1996 and
    August 2, 1996, respectively                                 6           6
  Paid-in capital                                           42,951       42,970
  Retained earnings                                         14,344       13,986
                                                        -----------  -----------
     Total stockholders' equity                             57,301       56,962
                                                        -----------  -----------
                                                         $  73,544    $  73,003
                                                        ===========  ===========

    See accompanying notes to condensed consolidated financial statements.

                               OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                PERIODS ENDED JULY 28, 1995 AND AUGUST 2, 1996
                                 (Unaudited)
                 (Dollars in thousands, except share amounts)

                                               FOR THE                   FOR THE
                                         THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                       ----------------------     ----------------------
                                       JULY 28,     AUGUST 2,     JULY 28,     AUGUST 2,
                                           1995          1996         1995          1996
                                       ---------    ---------     ---------    ---------
Net sales                              $  33,043    $  29,747     $  75,380    $  74,662

Cost of goods sold, exclusive of
  depreciation                            28,226       24,691        63,382       61,360
                                       ---------    ---------     ---------    ---------

  Gross profit                             4,817        5,056        11,998       13,302

Selling, general and administrative
  expenses                                 6,043        5,354        12,434       12,272
                                       ---------    ---------     ---------    ---------

Operating (loss) income                   (1,226)        (298)         (436)       1,030

Interest expense                             684          645         1,359        1,433
                                       ---------    ---------     ---------    ---------

Loss before income taxes                  (1,910)        (943)       (1,795)        (403)

Benefit for income taxes                    (802)        (298)         (754)         (45)
                                       ---------    ---------     ---------    ---------

Net loss                               $  (1,108)   $    (645)    $  (1,041)   $    (358)
                                       =========    =========     =========    =========

Net loss per share (Note 1)            $    (.18)   $    (.10)    $    (.17)   $    (.05)
                                       =========    =========     =========    =========

Weighted average shares outstanding    6,248,378    6,250,749     6,248,378    6,249,045




    See accompanying notes to condensed consolidated financial statements.

                               OROAMERICA, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in thousands)
                          Increase (Decrease) in Cash

                                                                                  FOR THE
                                                                           TWENTY-SIX WEEKS ENDED
                                                                        -----------------------------
                                                                             JULY 28,       AUGUST 2,
                                                                               1995           1996
                                                                        -----------------------------
Cash flows from operating activities:
  Net loss                                                                $    (1,041)    $    (358)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             1,250         1,306
      Provision for losses on accounts receivable                                 246           233
      Provision for estimated returns                                          (1,400)       (5,000)
      Gain on sale of marketable securities                                       (34)            -
      Gain on sale of property                                                      -           (21)
Change in assets and liabilities:
      Accounts receivable                                                      13,170        11,184
      Other accounts and notes receivable                                         392          (185)
      Inventories                                                              (4,887)       (5,276)
      Prepaid income taxes                                                       (774)          (81)
      Prepaid items and other current assets                                     (261)          (53)
      Accounts payable, accrued expenses and deferred liabilities                 437           258
                                                                          -----------     ---------
               Net cash provided by operating activities                        7,098         2,007
                                                                          -----------     ---------
Cash flows from investing activities:
  Capital expenditures                                                         (1,958)         (657)
  Proceeds from sale of property                                                    -            27
  Proceeds from sale of marketable securities                                   1,565             -
                                                                          -----------     ---------
               Net cash used in investing activities                             (393)         (630)
                                                                          -----------     ---------
Cash flows from financing activities:
  Gross borrowings under line-of-credit agreement                             230,250             -
  Repayment of borrowings under line-of-credit                               (234,950)            -
  Borrowings under long-term debt agreements                                      710             -
  Principal repayments of long-term debt                                         (183)         (460)
  Issuance of common stock                                                          -            19
                                                                          -----------     ---------
               Net cash used in financing activities                           (4,173)         (441)
                                                                          -----------     ---------
Increase in cash and cash equivalents                                           2,532           936
Cash and cash equivalents at beginning of period                                  676        12,310
                                                                          -----------     ---------
Cash and cash equivalents at end of period                                $     3,208     $  13,246
                                                                          ===========     =========
Supplemental disclosure of cash flow information:
  Interest paid                                                           $     1,454     $   1,579
  Income taxes paid                                                       $        73     $      35
Supplemental disclosure of noncash investing and financing activity:
    Capital lease obligation entered into                                 $       587     $       -


    See accompanying notes to condensed consolidated financial statements.

                               OROAMERICA, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and twenty-six week periods ended July 28, 1995 and August 2, 1996. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 2, 1996 audited consolidated financial statements. The results of operations for the thirteen and twenty-six week periods ended August 2, 1996 are not necessarily indicative of the results for a full year.

NET INCOME PER SHARE

     Net income per share is computed by dividing net income for all periods presented by the weighted average number of shares outstanding during each period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands, except per ounce data):

                                                February 2,          August 2,
                                                   1996                1996
                                                -----------         -----------
                                                                    (Unaudited)

     Gold and other raw materials               $     1,475         $     7,554
     Manufacturing costs and other                   12,804              11,789
                                                -----------         -----------
                                                     14,279              19,343

     LIFO cost less than FIFO cost                   (2,414)             (2,202)
     Allowance for vendor advances                     (858)               (858)
                                                -----------         -----------
                                                $    11,007         $    16,283
                                                ===========         ===========
     Gold price per ounce                       $    414.50         $    386.35
                                                ===========         ===========


     The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 309,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

     At February 2, 1996 and August 2, 1996, the Company held approximately 181,800 and 174,700 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase

                               OROAMERICA, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

price per ounce is based on the daily Second London Gold Fixing.
Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

     The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements (a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $10.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At August 2, 1996, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 - NOTES PAYABLE

     The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of February 2, 1996 and August 2, 1996. No short-term advances were outstanding at February 2, 1996 and August 2, 1996. A stand-by letter of credit outstanding at February 2, 1996 and August 2, 1996 totaled
$700,000 and $500,000, respectively.   The revolving credit facility also
provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. At February 2, 1996 and August 2, 1996, advances under the reducing-revolving credit facility were $800,000 and $600,000, bearing interest at the bank's prime rate plus .75%. The advances under the reducing-revolving credit facility have been classified as long-term at February 2, 1996 and August 2, 1996. The revolving credit agreement has been extended to October 31, 1996. The Company is currently negotiating the renewal of the revolving credit facility.

                               OROAMERICA, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At August 2, 1996, the Company was in compliance with all of the requirements of the revolving credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read together with the financial statements and notes thereto.

GENERAL
    The Company's business, and the jewelry business in general, is highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the fourth quarter generally produces the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal buildup in customer receivables in the fourth quarter that must be funded by increased borrowings.
Consequently, the results of second quarter operations are not necessarily indicative of the Company's performance for an entire year.

    Prices for the Company's products generally are determined by reference to the current market price of gold. Consequently, the Company's sales could be affected by significant increases, decreases or volatility in the price of gold.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the consolidated statements of income.

                                      AS A PERCENTAGE OF NET SALES
                                      ----------------------------
                              THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                              JULY 28,   AUGUST 2,     JULY 28,     AUGUST 2,
                                 1995         1996         1995          1996
                              --------   ---------     --------     ---------
Net sales                       100.0%      100.0%       100.0%        100.0%
Cost of goods sold               85.4        83.0         84.1          82.2
                              --------   ---------     --------     ---------
Gross profit                     14.6        17.0         15.9          17.8
Selling, general and
  administrative expenses        18.3        18.0         16.5          16.4
                              --------   ---------     --------     ---------
Operating (loss) income          (3.7)       (1.0)         (.6)          1.4
Interest expense                  2.1         2.2          1.8           1.9
                              --------   ---------     --------     ---------
Loss before income taxes         (5.8)       (3.2)        (2.4)         (0.5)
Benefit for income taxes         (2.4)       (1.0)        (1.0)         (0.0)
                              --------   ---------     --------     ---------
Net loss                         (3.4)%      (2.2)%       (1.4)%        (0.5)%
                              ========   =========     ========     =========

THIRTEEN WEEKS ENDED AUGUST 2, 1996 COMPARED TO THIRTEEN WEEKS ENDED JULY 28,
1995

    Net sales for the thirteen weeks ended August 2, 1996 decreased by $3.3 million, or 10.0%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold by the Company offset by an increase in the amount of silver jewelry (by weight) sold and an increase in the average sales price of gold. The Company attributes this decrease to inventory reductions at certain retail and wholesale customers.

    Gross profit for the thirteen week period ended August 2, 1996 increased by $239,000, or 5.0%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 14.6% for the thirteen week period ended July 28, 1995 to 17.0% for the current period. In the thirteen weeks ended August 2, 1996, there was a decrease to cost of sales of $226,000 which was primarily attributable to a LIFO reserve adjustment. In the thirteen weeks ended July 28, 1995, there was an increase of cost of sales of $163,000 which was attributable to a LIFO reserve adjustment of $132,000 and an inventory adjustment from gold price fluctuations.
Absent these factors, the gross profit margin in the thirteen week periods ended August 2, 1996 and July 28, 1995 would have been 16.2% and 15.1% of sales, respectively. The increase on a comparable basis, was due to changes in sales product mix. The gold prices used to cost inventory at August 2, 1996, May 3, 1996, July 28, 1995, and April 28, 1995, were $386.35, $394.00,
$383.00, and $389.75 per ounce, respectively.

    Selling, general and administrative expenses for the thirteen weeks ended August 2, 1996 decreased by $689,000, or 11.4%, from the comparable period of the prior year. As a percentage of net sales, these expenses decreased from 18.3% in the thirteen weeks ended July 28, 1995 to 18.0% in the thirteen weeks ended August 2, 1996. The decrease in the dollar amount of selling, general and administrative expenses is primarily attributable to decreased personnel costs of $123,000, decreased selling and product expenses of $585,000 and a $232,000 increase in other income due to investment of excess cash. These decreases were offset by an increase in professional, consulting and outside services of $355,000. Selling and product expenses declined due to a reduction in co-operative advertising with certain customers. Professional, consulting and outside services expense increased due to a higher utilization of computer consultants and temporary personnel in the Company's operations.

    Interest expenses for the thirteen weeks ended August 2, 1996 decreased by approximately $39,000, or 5.7%, from the comparable period of the prior year. This decrease is primarily attributable to reduced borrowings on the Company's consignment agreements, offset by additional financing costs related to an increase in forward purchase contracts in the current quarter as compared to the same period last year.

    The effective tax benefit rate in the thirteen weeks ended August 2, 1996 was 31.6% as compared to 42.0% in the comparable period of the prior year.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 28, 1995

    Net sales for the twenty-six weeks ended August 2, 1996 decreased by $718,000, or 1.0%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold by the Company, offset by an increase in the amount of silver jewelry (by weight) sold and an increase in the average sales price of gold.

    Gross profit for the twenty-six week period ended August 2, 1996 increased by $1.3 million, or 10.9% from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 15.9% for the twenty-six weeks ended July 28, 1995 to 17.8% for the current period. In the twenty-six week period ended August 2, 1995, there was a decrease in cost of sales of $163,000, which was attributable to a LIFO reserve adjustment of $212,000 offset by an inventory adjustment of $49,000 from gold price fluctuations. In the twenty-six week period ended July 28, 1995, there was an increase in cost of goods sold of $418,000, which was attributable to a LIFO reserve adjustment of $441,000 offset by a $23,000 decrease in the carrying value of inventory due to gold price fluctuations. Absent these factors, the gross profit margin in the twenty-six weeks ended August 2,1996 and July 28, 1995 would have been 17.6% and 16.5%, respectively. The increase on a comparable basis is due to changes in sales product mix. The gold prices used to cost inventory at August 2, 1996, February 2, 1996, July 28, 1995 and January 27, 1995 were $386.35, $414.50, $383.00, $378.40 per ounce, respectively.

    Selling, general and administrative expenses for the twenty-six weeks ended August 2, 1996 decreased by $162,000 or 1.3%, from the comparable period of the prior year. As a percentage of net sales, these expenses decreased from 16.5% in the twenty-six weeks ended July 28, 1995 to 16.4% in the current period. The decrease in the dollar amount of selling, general adminstrative expenses is primarily attributable to decreased selling and products costs of $781,000, decreased personnel costs of $337,000 and a $.5 million increase in other income due to the investment of excess cash. These decreases were offset by increased consulting, professional and outside services of $1.6 million. Consulting, professional and outside services have increased primarlily due to legal fees resulting from defending the Company against various lawsuits and from a higher utilization of computer consultants and temporary personnel in the Company's operations.

    Interest expense for the twenty-six weeks ended August 2, 1996 increased by $74,000, or 5.4%, from the comparable period of the prior year. This increase is primarily attributable to additonal financing costs related to an increase in forward purchase contracts in the current period as compared to the same period last year.

    The effective tax benefit rate in the twenty-six weeks ended August 2, 1996 was 11.2% as compared to 42.0% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

    A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 309,000 ounces at August 2, 1996 and is subject to fluctuations based on changes in the market value of gold. At August 2, 1996, the Company held approximately 174,700 ounces of gold on consignment.

    In July 1996, the Company extended its revolving credit facility with Bank of America NT & SA to October 31, 1996. The credit facility provides for borrowings which vary seasonally from $20.0 million to $35.0 million and are subject to the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount as provided for under the credit facility.

    For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Condensed Consolidated Financial Statements.

    Net accounts receivable decreased from $23.6 million at February 2, 1996 to $17.2 million at August 2, 1996. The decrease in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $9.9 million at February 2, 1996 to $5.1 million at August 2, 1996. The decrease in the amount of the allowance at August 2, 1996 is primarily attributable to seasonal adjustments in the reserve for returns. As a percentage of gross accounts receivable, the reserve for returns has decreased from 25.4% at February 2, 1996 to 15.7% at August 2, 1996. This decrease results from reserving for returns at a rate more indicative of current period results.

    Inventories increased from $11.0 million at February 2, 1996 to $16.3 million at August 2, 1996. This increase is primarily attributable to seasonal gold purchases. At August 2, 1996, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

    Accounts payable increased from $5.9 million at February 2, 1996 to $6.8 million at August 2, 1996. This increase is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $5.4 million at February 2, 1996 to $4.8 million at August 2, 1996. This decrease results from reduced amounts accrued for cooperative advertising and interest expense.

    The Company expects to incur capital expenditures of approximately $400,000 during the balance of fiscal 1997, principally for improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company believes that cash and cash equivalent balances, funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility, which is currently being re-negotiated, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 2, 1996, Grando, Inc. ("Grando") and the Company and its Chief Executive Officer ("the OroAmerica Parties") reached a confidential settlement agreement in connection with the complaint filed by Grando against the OroAmerica Parties, in the United States District Court for Central District of California, Western Division (Case No. CV-95-4737-IH), as reported in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1996. Under the terms of the confidential settlement agreement, the Company agreed to pay Grando certain monies, assign certain rights under its insurance policy to Grando, and assign certain patents and copyrights to Grando. Additionally, the Company agreed to discontinue sales of the products under dispute and to melt any related inventory. The Company believes that the settlement will not have a material adverse effect on its financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of the Company was held on July 16,
1996. At the Annual Meeting, Guy Benhamou, David Rousso, Bertram K. Massing, Ronald A. Katz and Shiu Shao were elected as directors of the Company. Of the 5,841,173 shares of common stock represented in person or by proxy at the Annual Meeting, Messrs. Benhamou, Rousso, Massing, Katz, and Shao received 5,830,123, 5,830,923, 5,829,923, 5,828,923 and 5,830,123 votes in favor of the election, respectively.

    At the Annual Meeting, the stockholders also approved the proposal to ratify the selection of Price Waterhouse LLP as independent accountants for fiscal 1997, such proposal receiving 5,836,073 votes for approval and 4,200 votes against approval, with 900 votes abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     10.1 Consignment Agreement with Union Bank of Switzerland.

     27   Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the thirteen weeks ended August 2, 1996.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OROAMERICA, INC.


Date:  September 6, 1996                By:  SHIU SHAO
       -----------------                     -----------------------------------
                                             SHIU SHAO, Vice President and
                                             Chief Financial Officer



Date:  September 6, 1996                By:  BETTY SOU
       -----------------                     -----------------------------------
                                             BETTY SOU, Controller

                                EXHIBIT INDEX


EXHIBIT
NUMBER                          DESCRIPTION
- -------                         -----------

10.1      Consigment Agreement with Union Bank of Switzerland

27        Financial Data Schedule