Form 10-Q
period 1996-11-01
OROAMERICA INC
filed 1996-12-13
CIK 824435

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C. 20549


(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.  For the quarterly period ended  November 1, 1996.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the transition period from           to        .

    Commission File Number  0-21862


                                   OROAMERICA, INC.
                                  ------------------
                (Exact name of registrant as specified in its charter)

    Delaware                                          94-2385342
    ---------------------              -------------------------------------
    (State or other jurisdiction       (I.R.S. Employer Identification  No.)
    of incorporation or
    organization)

    443 North Varney Street, Burbank, California              91502
    ---------------------------------------------          ----------
    (Address of principal executive offices)               (Zip Code)

    (818) 848-5555
    -----------------
    (Registrants telephone number, including area code)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
    such filing requirements for the past 90 days.  Yes X   No
                                                        ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                       SHARES OUTSTANDING AS OF
              CLASS                    December 6, 1996
              -----               ------------------------------
              Common Stock                  6,252,378

                                   OROAMERICA, INC.
                             REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED NOVEMBER 1, 1996


                                  TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

    Item 1.   Financial Statements

              Consolidated Balance Sheets ................................1
              Consolidated Statements of Income...........................2
              Consolidated Statements of Cash Flows ......................3
              Notes to Condensed Consolidated Financial Statements........4 - 6

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................7


PART II - OTHER INFORMATION

    Items 1. through  5.     Not Applicable

    Item 6.  Exhibits and Reports on Form 8-K ............................11


SIGNATURES................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   OROAMERICA, INC.
                             CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    FEBRUARY 2,    NOVEMBER 1,
                                                                           1996           1996
                                                                    -----------    -----------
ASSETS                                                                             (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $    12,310    $     2,290
  Accounts receivable less allowance for returns
     and doubtful accounts of $9,948 and $9,081                          23,567         38,968
  Other accounts and notes receivable                                       747            589
  Inventories (Note 2)                                                   11,007         12,686
  Deferred income taxes                                                   2,384          2,384
  Prepaid income taxes                                                      142           -
  Prepaid items and other current assets                                    925            748
                                                                    -----------    -----------
     Total current assets                                                51,082         57,665

Property and equipment, net                                              10,937         10,394
Excess of purchase price over net assets acquired, net                    4,689          4,465
Patents, net                                                              6,155          5,788
Investments in and advances to affiliates                                   642            642
Non-current note receivable (Note 3)                                          -            807
Other assets                                                                 39            126
                                                                    -----------    -----------
                                                                    $    73,544    $    79,887
                                                                    -----------    -----------
                                                                    -----------    -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                                 $       737    $       733
  Notes payable (Note 4)                                                      -              -
  Accounts payable                                                        5,874          9,983
  Income taxes payable                                                        -          1,110
  Accrued expenses                                                        5,449          5,889
                                                                    -----------    -----------
     Total current liabilities                                           12,060         17,715
Deferred income taxes payable                                               383            383
Long-term debt, less current portion                                      3,800          3,205
                                                                    -----------    -----------
     Total liabilities                                                   16,243         21,303
                                                                    -----------    -----------

Stockholders' equity:
  Preferred stock,  500,000 shares authorized,
     $.001 par value; none issued and outstanding
  Common stock, 10,000,000 shares authorized, $.001 par
     value; 6,248,378, and 6,252,378 shares issued and outstanding
     at February 2, 1996 and November 1, 1996, respectively                   6              6
  Paid-in capital                                                        42,951         42,970
  Retained earnings                                                      14,344         15,608
                                                                    -----------    -----------

        Total stockholders' equity                                       57,301         58,584
                                                                    -----------    -----------
                                                                    $    73,544    $    79,887
                                                                    -----------    -----------
                                                                    -----------    -----------


        See accompanying notes to condensed consolidated financial statements.

                                   OROAMERICA, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                 PERIODS ENDED OCTOBER 27, 1995 AND NOVEMBER 1, 1996
                                     (Unaudited)
                     (Dollars in thousands, except share amounts)

                                                  FOR THE                      FOR THE
                                                  -------                      -------
                                            THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                         --------------------------   ---------------------------
                                         OCTOBER 27,    NOVEMBER 1,    OCTOBER 27,    NOVEMBER 1,
                                           1995           1996           1995           1996
                                         --------------------------   ---------------------------
Net sales                               $  72,799      $  55,649      $ 148,179      $ 130,311

Cost of goods sold, exclusive of
  depreciation                             60,957         44,900        124,339        106,260
                                        ---------      ---------      ---------      ---------

  Gross profit                             11,842         10,749         23,840         24,051

Selling, general and administrative
  expenses                                  8,592          7,101         21,026         19,373
                                        ---------      ---------      ---------      ---------

Operating income                            3,250          3,648          2,814          4,678

Interest expense                              889            685          2,248          2,118
                                        ---------      ---------      ---------      ---------

Income before income taxes                  2,361          2,963            566          2,560

Provision for income taxes                    992          1,341            238          1,296
                                        ---------      ---------      ---------      ---------

Net income                              $   1,369      $   1,622      $     328         $1,264
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Net income  per share (Note 1)          $     .22      $     .26      $     .05     $      .20
                                        ---------      ---------      ---------      ---------
                                        ---------      ---------      ---------      ---------

Weighted average shares outstanding     6,248,378      6,274,709      6,248,378      6,271,153



        See accompanying notes to condensed consolidated financial statements.

                                   OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                (Dollars in thousands)
                             Increase (Decrease) in Cash

                                                                               FOR THE
                                                                               -------
                                                                        THIRTY-NINE WEEKS ENDED
                                                                      --------------------------
                                                                      OCTOBER 27,    NOVEMBER 1,
                                                                         1995            1996
                                                                      -----------     ---------
Cash flows from operating activities:
  Net income                                                               $328         $1,264
  Adjustments to reconcile net income  to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                          1,811          1,863
   Provision for losses on accounts receivable                            1,143            353
   Provision for estimated returns                                        2,400           (750)
   Provision for  uncollectible vendor advances                             108           (228)
   Gain on sale of property                                                   -            (20)
   Gain on sale of marketable securities                                    (34)             -
  Change in assets and liabilities:
   Accounts receivable                                                  (21,370)       (15,004)
   Other accounts and notes receivable                                      151            158
   Inventories                                                           (2,021)        (1,451)
   Prepaid income taxes and income taxes payable                            133          1,252
   Prepaid items and other current assets                                   (56)            40
   Long-term note receivable                                                  -           (807)
   Accounts payable, accrued expenses and deferred liabilities            8,627          4,549
                                                                       --------       --------
     Net cash used in operating activities                               (8,780)        (8,781)
                                                                       --------       --------
Cash flows from investing activities:
  Capital expenditures                                                   (2,753)          (691)
  Proceeds from sale of property                                              -             32
  Proceeds from sale of marketable securities                             1,565              -
                                                                       --------       --------
     Net cash used in investing activities                               (1,188)          (659)
                                                                       --------       --------
Cash flows from financing activities:
  Gross borrowings under line-of-credit agreement                       450,900              -
  Repayment of borrowings under line-of-credit                         (442,000)             -
  Borrowings under long-term debt agreements                              1,210              -
  Principal repayments of long-term debt                                   (307)          (599)
  Issuance of Common Stock                                                    -             19
                                                                       --------       --------
     Net cash provided by (used in)  financing activities                 9,803           (580)
                                                                       --------       --------

Decrease in cash and cash equivalents                                      (165)       (10,020)
  Cash and cash equivalents at beginning of period                          676         12,310
                                                                       --------       --------
  Cash and cash equivalents at end of period                               $511         $2,290
                                                                       --------       --------
                                                                       --------       --------
Supplemental disclosure of cash flow information:
  Interest paid                                                          $1,934         $2,286
  Income taxes paid                                                         $96            $44

Supplemental disclosure of noncash investing and financing activity:
  Capital lease obligation entered into                                    $587         $   -


                  See accompanying notes to condensed consolidated
                                financial statements.

                                   OROAMERICA, INC.

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and thirty-nine week periods ended October 27, 1995 and November 1, 1996. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 2, 1996 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine week periods ended November 1, 1996 are not necessarily indicative of the results for a full year.

NET INCOME PER SHARE

    Net income per share is computed by dividing net income for all periods presented by the weighted average number of shares outstanding during each period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.


NOTE 2 - INVENTORIES

    Inventories consist of the following (in thousands, except per ounce data):

                                            February 2,           November 1,
                                               1996                  1996
                                            -----------           -----------
                                                                  (Unaudited)

    Gold and other raw materials           $    1,475              $    2,691
    Manufacturing costs and other              12,804                  12,712
                                           ----------              ----------
                                               14,279                  15,403

    LIFO cost less than FIFO cost              (2,414)                 (2,087)
    Allowance for vendor advances                (858)                   (630)
                                           ----------              ----------

                                           $   11,007              $   12,686
                                           ----------              ----------
                                           ----------              ----------

    Gold price per ounce                   $   414.50              $   377.60
                                           ----------              ----------
                                           ----------              ----------

    The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 315,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until the consigned gold is purchased by the Company.

    At February 2, 1996 and November 1, 1996, the Company held approximately 181,800 and 189,400 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

    The gold consignors and the Company's revolving credit lender (Note 4) have a security interest in substantially all the assets of the Company. The Company pays to the gold consignors a consignment fee based on the dollar equivalent of ounces outstanding, computed based on the Second London Gold Fixing, as defined in the agreements. Each consignment agreement is terminable on 30 days notice by the Company or the consignor.

    The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements (a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $10.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At November 1, 1996, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 - NON-CURRENT ACCOUNTS RECEIVABLE

In September 1996, Best Products Co., Inc., a customer owing $1,153,000, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Company has discounted the face value of its receivable to what it anticipates it would receive in an orderly liquidation of Best Products Co., Inc.'s assets. Accordingly, the Company wrote off $346,000 of the amount due from Best Products Co., Inc. during the current quarter. Due to the early status of the Chapter 11 proceeding, management does not expect to collect the noncurrent receivable of $807,000 within one year.


NOTE 4 - NOTES PAYABLE

    The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of February 2, 1996 and November 1, 1996. No short-term advances were outstanding at February 2, 1996 and at November 1, 1996. Stand-by letters of credit outstanding at February 2, 1996 and at November 1, 1996 totaled $700,000 and $1,183,000, respectively. The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. At February 2, 1996 and November 1, 1996, advances under the reducing-revolving credit facility were $800,000 and $600,000, respectively, bearing interest at the Bank's prime rate plus .75%. The advances under the reducing-revolving credit facility have been classified as long-term at February 2, 1996 and November 1, 1996. The revolving credit agreement has been extended to August 1, 1998.

    Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At November 1, 1996, the Company was in compliance with all of the requirements of the revolving credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read together with the financial statements and notes thereto.

GENERAL

    The Company's business, and the jewelry business in general, is highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the third and fourth quarters generally produce the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal buildup in customer receivables in the fourth quarter that must be funded by increased borrowings.

    Prices for the Company's products generally are determined by reference to the current market price of gold. Consequently, the Company's sales could be affected by significant increases, decreases or volatility in the price of gold.

    The Company accounts for its inventories at the lower of cost or market, using the last-in, first-out (LIFO) method to determine cost, less the allowance for vendor advances. As a result, the Company's gross profit margin can be affected by changes in LIFO reserves and the allowance for vendor advances, as well as by changes in the amount of gold owned at each period end and fluctuations in the price of gold.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the consolidated statements of income.

                                                       AS A PERCENTAGE OF NET SALES
                                                       ----------------------------
                                        THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                     OCTOBER 27,       NOVEMBER 1,         OCTOBER 27,         NOVEMBER 1,
                                        1995              1996                1995                1996
                                     -----------       ----------          -----------         -----------
Net sales                                  100.0%           100.0%               100.0%              100.0%
Cost of goods sold                          83.7             80.7                 83.9                81.5
                                     -----------       ----------          -----------         -----------
Gross profit                                16.3             19.3                 16.1                18.5
Selling, general and
  administrative expenses                   11.8             12.8                 14.2                14.9
                                     -----------       ----------          -----------         -----------
Operating income                             4.5              6.5                  1.9                 3.6
Interest expense                             1.2              1.2                  1.5                 1.6
                                     -----------       ----------          -----------         -----------
Income before income taxes                   3.3              5.3                   .4                 2.0
Provision for income taxes                   1.4              2.4                   .2                 1.0
                                     -----------       ----------          -----------         -----------
Net income                                   1.9%             2.9%                  .2%                1.0%
                                     -----------       ----------          -----------         -----------
                                     -----------       ----------          -----------         -----------


THIRTEEN WEEKS ENDED NOVEMBER 1, 1996 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 27, 1995

    Net sales for the thirteen weeks ended November 1, 1996 decreased by $17.2 million, or 23.6%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by
weight) sold.   The Company attributes this decrease to inventory reductions by certain retail customers and to loss of a major customer, Best Products Co., due to its bankruptcy filing.

    Gross profit for the thirteen week period ended November 1, 1996 decreased by $1.1 million, or 9.2%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 16.3% for the thirteen week period ended October 27, 1995 to 19.3% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve and vendor allowance adjustments on cost of goods sold, the gross margin for the thirteen week periods ended November 1, 1996 and October 27, 1995, would have been 18.8% and 16.6% of sales, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at November 1, 1996, August 2, 1996, October 27, 1995 and July 28, 1995 were $377.60, $386.35, $382.60 and $383.00, respectively.

    Selling, general and administrative expenses for the thirteen weeks ended November 1, 1996, decreased by $1.5 million or 17.4%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 11.8% in the thirteen weeks ended October 27, 1995 to 12.8% in the thirteen weeks ended November 1, 1996. The decrease in the dollar amount of selling, general and administrative expenses is primarily attributable to decreased provision for bad debts of $731,000, decreased selling and product expenses of $892,000 and decreased personnel costs of $234,000. The provision for bad debts has decreased due to a greater write-off of accounts receivable in the third quarter of fiscal 1996 as compared to the current quarter. Selling and product expenses declined due to a reduction in cooperative advertising with certain customers. These decreases were offset by an increase in professional, consulting and outside services of $461,000. Professional, consulting and outside services expense increased due to a higher utilization of temporary personnel in the Company's operations and to an increase in legal and consulting fees resulting from merger discussions with another jewelry manufacturer. Such merger discussions have been terminated.

    Interest expense for the thirteen weeks ended November 1, 1996 decreased by approximately $204,000 or 22.9%, from the comparable period of the prior year. Interest expense declined due to reduced borrowings under the line of credit and gold consignment agreements.

    The effective tax rate in the thirteen weeks ended November 1, 1996 was 45.3% as compared to 42.0% in the comparable period of the prior year.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 27, 1995

    Net sales for the thirty-nine weeks ended November 1, 1996 decreased by $17.9 million, or 12.1%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold by the Company. The Company attributes this decrease to inventory reductions by certain retail customers and to loss of a major customer, Best Products Co., due to its bankruptcy filing.

    Gross profit for the thirty-nine week period ended November 1, 1996 increased by $211,000, or 0.9% from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 16.1% for the thirty-nine weeks ended October 27, 1995 to 18.5% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve and vendor allowance adjustments on cost of goods sold, the gross margin for the thirty-nine week periods ended November 1, 1996 and October 27, 1995 would have been 18.10% and 16.5% of sales, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at November 1, 1996, February 2, 1996, October 27, 1995 and January 27, 1995 were $377.60, $414.50, $382.60 and $378.40 per ounce, respectively.

    Selling, general and administrative expenses for the thirty-nine weeks ended November 1, 1996 decreased by $1,653,000 or 7.9% from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 14.2% in the thirty-nine weeks ended October 27, 1995 to 14.9% in the current period. The decrease in the amount of selling general and administrative expenses is primarily attributable to decreased selling and product expenses of $1.6 million, decreased provision for bad debts of $790,000, decreased personnel costs of $571,000 and an increase in other income of $555,000 due to the investment of excess cash. Selling and product expenses have decreased primarily due to a reduction in cooperative advertising with certain customers. The provision for bad debts has decreased primarily due to a greater write-off of certain accounts receivable in fiscal 1996 as compared to fiscal 1997. These decreases were offset by increased consulting, professional and outside services of $2.1 million. Consulting, professional and outside services have increased primarily due to legal fees resulting from defending the Company against various lawsuits and merger negotiations, and from a higher utilization of temporary personnel in the Company's operations.

    Interest expense for the thirty-nine weeks ended November 1, 1996 decreased by approximately $130,000 or 5.8% from the comparable period of the prior year. Interest expense declined due to reduced borrowings under the line of credit and gold consignment agreements.

    The effective tax rate in the thirty-nine weeks ended November 1, 1996 was 50.6% as compared to 42.0% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities. A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 315,000 ounces at November 1, 1996 and is subject to fluctuations based on changes in the market value of gold. At November 1, 1996, the Company held approximately 189,400 ounces of gold on consignment.

    The Company extended its revolving credit facility with Bank of America NT & SA to August 1, 1998. The credit facility provides for borrowings which vary seasonally from $20.0 million to $35.0 million and are limited to the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount as provided for under the credit facility.

    For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Condensed Consolidated Financial Statements.

    Net accounts receivable increased from $23.6 million at February 2, 1996 to $39.0 million at November 1, 1996. The increase in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $9.9 million at February 2, 1996 to $9.1 million at November 1, 1996. The decrease in the amount of the allowance at November 1, 1996 is primarily attributable to seasonal adjustments in the reserve for returns. As a percentage of gross accounts receivable, the reserve for returns has decreased from 25.4% at February 2, 1996 to 16.1% at November 1, 1996. This decrease results from reserving for returns at a rate more indicative of current period results.

    Inventories increased from $11.0 million at February 2, 1996 to $12.7 million at November 1, 1996. The increase is primarily attributable to an increase in the amount of gold owned by the Company. At November 1, 1996, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

    Accounts payable increased from $5.9 million at February 2, 1996 to $10.0 million at November 1, 1996. This increase is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses increased from $5.4 million at February 2, 1996 to $5.9 million at November 1, 1996. This increase results from increased amounts accrued for payroll and selling expense.

    The Company expects to incur capital expenditures of approximately $300,000 during the balance of fiscal 1997, principally for improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10.1 Amendment No. Six to Sixth Amended and Restated Credit Agreement dated November 1, 1996.

    27.0      Financial Data Schedule

(b) Reports on Form 8-K:

    On October 23, 1996, OroAmerica, Inc. filed a report on Form 8-K disclosing, under Item 5, that discussions regarding a potential merger with Michael Anthony, Inc., a jewelry manufacturer, were taking place. On November 18, 1996, a second report was filed on Form 8-K disclosing, under Item 5, that discussions regarding a potential merger with Michael Anthony, Inc. were terminated.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OROAMERICA, INC.



Date:    December 11, 1996                  By:  SHIU SHAO
         -----------------                       ------------------------------
                                                 SHIU SHAO, Vice President and
                                                 Chief Financial Officer




Date:    December 11, 1996                  By:  BETTY SOU
         -----------------                       ------------------------------
                                                 BETTY SOU, Controller