Form 10-K405
period 1997-01-31
OROAMERICA INC
filed 1997-05-01
CIK 824435

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 1997.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ______________ to ____________________.

Commission file number 0-21862

                                OROAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                        94-2385342
     -------------------------------                         ------------------
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)


443 North Varney Street, Burbank, California                         91502
--------------------------------------------                     ------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (818) 848-5555

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No_______

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 22, 1997, computed by reference to the closing sales price as reported on The Nasdaq National Market on such date, was $12,256,720. In determining such market value, shares of Common Stock beneficially owned by each executive officer and director have been excluded.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                  Number of Shares Outstanding on April 22, 1997
          -----                  ----------------------------------------------
Common Stock, $.001 par value                          6,254,378

                      DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on July 1, 1997.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Company is the largest manufacturer and distributor of karat gold jewelry in the United States. The Company offers its customers a large selection of jewelry styles, consistent product quality and prompt delivery of product orders and provides a wide range of specialized services. The Company's customers include mass merchandisers, discount stores, home shopping networks, catalog showrooms, warehouse clubs and jewelry wholesalers and distributors. In fiscal 1997, sales were made to approximately 900 customers, with sales to the Company's ten largest customers accounting for approximately 51% of net sales.

         The Company's principal product line is an extensive selection of 14 karat gold chains that are offered in a variety of popular styles, gauges and lengths. The Company also offers its customers a wide assortment of 14 karat gold charms, earrings, rings and bracelets and a line of 10 karat gold jewelry that includes both chain and non-chain products. While the Company intends to continue to aggressively market its karat gold chain product lines, the Company also intends to continue its strategy of attempting to increase its sales of non-chain karat gold products by regularly introducing new styles and building upon relationships with existing customers. The Company also has a line of sterling silver jewelry and, since May 1994, has engaged in the design, manufacture and distribution of karat gold jewelry accented with diamonds and colored gemstones.

         The Company operates a manufacturing plant at its Burbank facility where it manufactures a substantial portion of its products from semi-finished materials and from gold bullion and other raw materials. The Company also recently established three manufacturing plants, which are primarily used for the manufacture of rope chain, in facilities located in South America and the Caribbean. The Company believes that its manufacturing capabilities better enable it to respond to customer requests for customized products, provide greater flexibility and complement its outside sources of supply. The Company's manufacturing expertise also enables it to better support and monitor the operations of its outside suppliers.

         The Company has recently announced that it was entering the premium cigar business and the perfume business. For additional information regarding these new product lines, see "Recent Developments" below.

PRODUCTS

         The Company seeks to provide its customers with a full line of high quality karat gold jewelry products that incorporate traditional styles and designs. While the Company regularly updates its product lines and offers new products, it seeks to avoid designs incorporating fashion trends which are expected to have short life cycles. The Company currently offers over 1,300 styles of gold chains, charms, earrings, bracelets and rings and over 1,000 styles of sterling silver chains, charms, earrings, bracelets and rings. The Company's products are moderately priced, with the majority of its gold products retailing at prices between $30 and $200 and a majority of its sterling silver products retailing at prices between $10 and $30. The Company's products are intended to appeal to consumers who are value-conscious as well as fashion-conscious.

         The Company's principal product line is an extensive selection of 14 karat gold rope and flat chains. Rope chains, as their name implies, have a woven, rope-like appearance and typically are handmade. Flat chains are made by specialized machinery which hammers the chain into various patterns. The Company's other jewelry products include 14 karat gold charms, earrings, bracelets and rings, 14 karat gold jewelry set or accented with diamonds and colored gemstones, a line of 10 karat gold jewelry which includes both chain and non-chain products, sterling silver jewelry and a line of 14 karat gold interwoven with sterling silver or with sterling silver accents. A major portion of the Company's jewelry is finished using the diamond-cut process, a technique which etches the surface of the jewelry to create a brilliant, faceted appearance. The Company believes it was one of the first manufacturers to utilize the diamond-cut process in the production of rope chains.

         The following table shows sales by product category as a percentage of total net sales of karat gold and sterling silver products for fiscal 1995, 1996 and 1997.

                                                 JANUARY 27,       FEBRUARY 2,       JANUARY 31,
                                                    1995              1996              1997
                                                 -----------       -----------       -----------
 14 karat gold chains  . . . . . . . . . . . . .    63.9%             56.6%             52.7%

 14 karat gold non-chain products  . . . . . . .    21.2              17.1              21.5

 10 karat gold jewelry(1)  . . . . . . . . . . .    13.6              21.3              20.4
 Sterling silver jewelry . . . . . . . . . . . .     1.3               5.0               5.4
                                                    ----              ----              ----
                                                     100%              100%              100%
                                                    ====               ====              ====

--------------------------

(1)      Includes both chain and non-chain products.

         The Company maintains a staff of designers at its Burbank facility who work closely with the Company's senior officers and marketing personnel to develop new products meeting the needs of the Company's customers. The Company's marketing and merchandising staff also work in partnership with major customers to develop products that are sold exclusively by those customers.

         The Company's product line includes approximately 200 products that are a permanent part of its product line. These products are traditionally designed karat gold chains and other jewelry products for which there has been consistent demand. The Company continually strives to update the balance of its product line with innovative, new styles. New styles primarily are introduced three times each year, in connection with major trade shows, and replace older styles whose performance has declined. The Company closely monitors sales of its new styles and promptly discontinues any styles which fail to achieve desired sales levels.

         The Company seeks to obtain proprietary protection for its products whenever possible. The Company's Silk Rope(R) (a line of rope chain that is manufactured from an increased number of thinner links as compared to a standard rope chain of comparable gauge and appearance) is manufactured using processes covered by a utility patent owned by the Company which expires in 2004. The Company's SupremeValue Rope(TM) (a line of simulated diamond-cut rope chains that is manufactured using hollow rather than solid gold links) is manufactured using processes covered by utility patents which were purchased by the Company from an unaffiliated party in April 1994 and expire in 2009. The patents previously were utilized by the Company pursuant to the terms of a license agreement with the prior owner. The Company also offers a line of diamond cut rope chain and a line of 14 karat gold diamond cut "tennis" bracelets, and matching gold earrings, necklaces and rings, which are marketed by the Company pursuant to the terms of license agreements with unaffiliated parties. Together with QVC Network, the Company markets a specially selected and packaged line of karat gold jewelry under the name Beverly Hills Gold(TM). The Company believes there is strong recognition of the Beverly Hills Gold(TM) trademark with viewers of the QVC Network and that this recognition has enhanced sales of these products. During fiscal 1997, the Company introduced its Precious Precious(TM) line of jewelry, which features 14 karat gold earrings, necklaces and rings interwoven with sterling silver or with sterling silver accents. The Company also generally applies for copyrights covering the design of its charms and other selected products. During fiscal 1997, sales of products manufactured or marketed pursuant to the Silk Rope(R) and SupremeValue Rope(TM) patents, license agreements, copyrights or the Beverly Hills Gold(TM) and Precious Precious(TM) trademarks accounted for approximately 27.6% of the Company's net sales. See "Patents and Trademarks".

SALES AND MARKETING

         The Company's jewelry sales and marketing operations are divided into retail and wholesale divisions, with the retail division accounting for approximately three-quarters of the Company's net sales. The marketing efforts of the Company's retail division are directed towards large retailers, such as mass merchandisers and discount stores, catalog showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs and department stores. The wholesale division markets to jewelry wholesalers and distributors. The Company's marketing efforts emphasize maintaining and building upon the Company's relationships with existing customers.

         The Company believes that providing exceptional customer service is a key element of its marketing program. The Company maintains an extensive inventory of finished goods which, coupled with its manufacturing capabilities, enables it to rapidly fill customer orders. The Company's marketing efforts emphasize its ability to fill orders in a prompt and reliable fashion.

         In addition to prompt and reliable order fulfillment, the Company offers a wide variety of customer support services designed to meet the individual needs of its customers. For many of the Company's retail customers, the Company prepackages, price-tags and bar codes individual pieces of jewelry, and then ships an assortment of many prepackaged items to individual retail locations. Other services provided to retail customers include advertising and merchandising support, point of sale displays and training for sales employees. The Company also is able to provide to its customers computer generated reports analyzing the customers' sales and information regarding market trends.

         In order to fill customer orders more quickly and efficiently, the Company has implemented an EDI program with certain retail customers. Under this program, the Company electronically receives purchase orders from participating customers and electronically transmits to the customer order acknowledgements, invoices and advance shipping notices. Certain large retailers require their vendors to utilize EDI programs. During fiscal 1997, approximately 56% of the Company's net sales were made pursuant to orders received through the EDI program.

         The wholesale division markets to wholesalers and distributors who in turn sell to small retailers. The marketing efforts of the jewelry wholesale division emphasize the Company's ability to provide prompt delivery of product orders and consistent product quality at competitive prices. The Company generally does not provide to its wholesale customers the specialized services which it provides to retail customers.

         Sales of new products often are first made by the wholesale division. The jewelry wholesalers and distributors who purchase the products from the Company typically will promote the new products to their retail customers. The promotional efforts of the jewelry wholesale division's customers provide a cost-effective method for determining whether new products will be accepted in the marketplace and, in the case of successful products, help generate interest in the new products throughout the retail sector, including with customers of the Company's retail division. Customers of the jewelry wholesale division also serve as an outlet for discontinued products that are no longer offered to retail customers.

         Marketing of the Company's products is conducted primarily from the Company's Burbank offices through its direct sales force, which includes both sales personnel and customer service representatives. In addition, the Company maintains a showroom in New York City and a sales office in the Jewelry Mart area of Los Angeles which serves small wholesale customers, and the Company utilizes the services of independent sales representatives who market to retail customers and are compensated on a commission basis. The Company's products are promoted through the use of product catalogs and brochures, advertisements in trade publications, trade show exhibitions and promotional events with retailers. The Company does not advertise its products directly to consumers.

         Prices charged to individual customers vary based on the services required by the customer and the customer's sales volume. Prices on sales to wholesale customers are based on the price of gold at the time of sale. Sales to retail customers generally are made under a program which allows the customer to place a blanket order for a specified amount of gold jewelry to be delivered within 90 days from the order date at a gold price which is fixed at the time the order is placed. This program enables the customer to fix the cost of the products that it will order during a certain period of time, thereby offering protection for the customer against increases in the price of gold. The Company protects itself from fluctuations in the price of gold between the order date and the date of sale by maintaining forward contracts for the purchase of gold in amounts and for periods of time that approximately correspond to the Company's obligations under such orders. If the market price of gold increases between the order date and the date of sale, the Company is able to offset the increase in the cost of the gold included in the products shipped to the customer by the gain resulting from the liquidation of its position under the related forward contracts. To the extent the Company does not maintain appropriate forward contracts, the Company will be exposed to the costs associated with a subsequent increase in the price of gold.

         The Company accepts returns of products with defects in materials or workmanship. The Company also accepts returns of certain items, primarily from large retailers, in order to maintain customer goodwill and as part of promotional programs. Returns of products which are not defective generally are made as part of stock balancing transactions in which the returned products are replaced with products better suited to the customer's needs. In addition, the Company makes a limited amount of sales on a consignment basis (transactions in which products are delivered to customers for more than 30 days under terms which permit the customer to defer paying for the products until they are sold to its customers). The Company has not experienced any difficulty in reselling returned merchandise to other customers. For further information regarding the Company's returns, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

         While the Company sold its products to approximately 900 customers in fiscal 1997, sales to the Company's ten largest customers accounted for approximately 51% of net sales and sales to the

Company's 50 largest customers accounted for approximately 82% of net sales. During fiscal 1997, sales to Wal-Mart accounted for approximately 17.7% of net sales. No other customer accounted for more than 10% of net sales. The Company has no long-term contractual relationships with any of its customers.

MANUFACTURING AND PURCHASING

         The Company's products are acquired through three sources: products manufactured by the Company from gold bullion and other raw materials; products completed by the Company from materials ("semi-finished materials") partially fabricated by outside manufacturers; and products purchased as finished goods. During fiscal 1997, the Company manufactured approximately 73% of its products from semi-finished materials and from gold bullion and other raw materials and purchased approximately 27% of its products as finished goods. The principal products manufactured by the Company from raw materials are cast jewelry, such as charms, rings, earrings and bracelets, and certain styles of rope chain. Semi-finished materials primarily consist of spools of rope chain in which the individual links have been woven and soldered by hand by outside manufacturers and at offshore manufacturing facilities operated by the Company.

         Jewelry manufacturing operations performed by the Company at its Burbank facility include: combining pure gold with other metals to produce karat gold; manufacturing cast jewelry; fabricating links utilized in the manufacture of the Company's rope chains; manufacturing certain styles of rope chain through the use of specialized machinery; and finishing operations such as cutting chains to the desired length, attaching clasps, cleaning, polishing and diamond cutting. The Company believes that its manufacturing capabilities better enable it to respond to requests for customized products, provide greater flexibility and complement its outside sources of supply. The Company also believes that the expertise derived from its manufacturing operations better enables it to support and monitor the activities of its outside manufacturers.

         As part of its manufacturing operations, the Company also completes the fabrication of semi-finished jewelry items, principally handmade rope chain. While the Company uses machinery to manufacture certain styles of rope chain, the individual links in most of the Company's rope chain styles are woven by hand to form gold chains. Because this process is highly labor intensive, the Company typically utilizes the services of manufacturers located in countries with lower labor costs to perform the required weaving and soldering, both with links fabricated by the Company and with links fabricated by the outside manufacturers from gold supplied, in most instances, by the Company. The principal manufacturers currently utilized by the Company are located in South America. After the hand soldering operations have been completed, the chains are returned to the Company for finishing. Finishing operations performed by the Company include diamond cutting, cutting the chain to the desired length, soldering a clasp to the chain and tumbling, polishing and cleaning the finished products.

         The Company maintains a close working relationship with, and provides ongoing technical support to, the outside manufacturers who participate in the production of its rope chains. For further information regarding the Company's use of outside manufacturers, including certain risks associated therewith, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

         In order to reduce the Company's reliance on outside manufacturers for the manufacture of rope chain products, the Company has established three facilities for the manufacture of rope chain which are operated by the Company out of facilities located in South America and the Caribbean. In fiscal 1997, production from these facilities accounted for approximately 41% of the rope chain products sold by the Company. While the Company anticipates that its offshore manufacturing facilities will reduce its use of outside manufacturers for the production of rope chain products, the Company does not intend to consolidate the production of rope chain products at Company-operated facilities and anticipates that it will continue to rely on the services of independent outside manufacturers for the production of a substantial portion of its rope chain products. The Company did not incur material capital expenditures in connection with the establishment of its offshore manufacturing facilities.

         In addition to products manufactured from gold bullion and semi-finished materials, the Company purchases finished products from suppliers located principally in Europe and the United States. The principal items purchased by the Company are machine-made flat chains; other items purchased as finished goods include rings, bracelets, earrings and charms. Jewelry purchased by the Company frequently is manufactured under an arrangement whereby the Company supplies all necessary gold bullion and pays a manufacturing charge and applicable duties at the time of delivery.

         During fiscal 1997, the Company purchased gold products from over 190 suppliers. The largest supplier accounted for approximately 10% of the Company's total purchases, and the ten largest suppliers accounted for approximately 50%. Although a substantial portion of the Company's purchases are concentrated with a relatively small number of suppliers, the Company does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the finished goods purchased by the Company are readily available. During recent years, the Company has increased its outside manufacturing sources and believes it could shift production to other manufacturers currently providing services to it and that other sources of supply would be available if the Company were to lose the services of any of these outside manufacturers. The Company also believes that the establishment of its own offshore manufacturing facilities for the production of rope chain products has served to lessen its reliance on the services provided by independent outside manufacturers. The Company has no long-term contractual relationships with any of its suppliers.

GOLD CONSIGNMENT ARRANGEMENTS

         The Company's primary source of gold used in the manufacturing process (including gold supplied by the Company to its outside manufacturers) is gold acquired through consignment arrangements with various banks and bullion dealers. The cost to the Company of the consignment program is substantially less than the costs that would be incurred if the Company were to finance the purchase of all of its gold requirements at the commencement of the production process with borrowings under its revolving credit facility or other credit arrangements. The consignment program allows the Company to maintain high inventory levels at a relatively low cost, thereby enabling it to respond more promptly to customer demand.

         The Company currently has in place agreements with six institutions that provide gold to the Company on a consignment basis. Title to consigned gold, including consigned gold incorporated into finished products, remains with the consigning institution until the Company purchases the gold.

This substantially insulates the Company from the risk of gold price fluctuation; however, during the period of consignment, the entire risk of loss or damage to the gold is borne by the Company.

         Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished products to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. At the time of sale, the Company purchases the gold included in the finished products at current market prices. Alternatively, the Company may "replace" the consigned gold with gold purchased from another institution. The Company generally eliminates the risk of market fluctuations in the price of the consigned gold by either using the price it pays for the gold to determine the prices it charges to its customers for finished products incorporating the consigned gold or by maintaining appropriate forward contracts for the purchase of gold which protect the Company against fluctuations in the price of gold between the order date and the date of sale. See "Sales and Marketing".

         In addition to gold acquired through the consignment arrangements, the Company purchases gold from financial institutions in the form of gold bullion and from its manufacturers and vendors in the form of semi-finished materials and finished goods. During fiscal 1997, the Company satisfied approximately 75% of its gold requirements through purchases under the consignment program and purchased the remaining 25% of its gold requirements from manufacturers and vendors. The value of the gold purchased by the Company and held in inventory, as well as the value of the gold included in returned merchandise and other gold owned by the Company, is subject to fluctuation based on changes in the market value of gold. The Company does not engage in hedging transactions to protect against fluctuations in the market value of the gold owned by it. For information regarding the effects of fluctuations in the market value of gold on the Company's gross profit margins and the divestiture by the Company in fiscal 1995 of a substantial portion of the gold owned by it, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

         The Company's consignment agreements include provisions which generally limit both the fair market value and amount (by weight) of gold which the Company may hold under consignment. Based on the value of gold on April 8, 1997, the Company currently is able to hold an aggregate of approximately 240,000 ounces of gold under consignment; the actual amount of gold held by the Company under consignment on that date was approximately 127,000 ounces. The amount of gold which the Company is able to acquire under consignment is subject to fluctuations based on changes in the market value of gold. The consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside of its possession.

         The Company's consignment arrangements generally are terminable upon 30 days notice to the Company. Gold consignment arrangements are common in the jewelry industry, and the Company historically has not experienced any difficulties in obtaining sufficient quantities of consigned gold to meet its operating needs. If one or more institutions were to terminate the consignment arrangements, the Company does not believe it would experience any interruption in its gold supply that would materially adversely affect its business, as it believes that a number of other institutions would be willing to enter into similar arrangements. In addition, if the Company's requirements for consigned gold were to increase, the Company believes that appropriate modifications could be made to its existing arrangements or consignment arrangements could be entered into with additional institutions, so that the amount of gold available to the Company on consignment would be increased to meet its operating needs. However, there can be no assurance that fluctuations in the credit or precious metals markets would not result in an interruption of the Company's gold supply or the contractual arrangements necessary to allow the Company to continue the use of consigned gold.

         For further information regarding the consignment agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

BACKLOG

         Substantially all of the Company's wholesale customers' orders are for immediate shipment and typically are shipped within two to four days of receipt. Orders from retailers typically have shipment dates which may range from 24 hours to 90 days. The approximate aggregate dollar value of the Company's backlog at April 5, 1996 and April 9, 1997 was $7.8 million and $5.5 million, respectively. The Company expects that substantially all of the current backlog will be shipped during the next 90 days. Annual comparisons of backlog as of any given date are not necessarily indicative of sales trends, and the Company does not believe that backlog is indicative of the Company's future results of operations.

COMPETITION

         The jewelry industry in the United States is highly fragmented and characterized by a large number of small to medium-sized manufacturers, wholesalers and distributors. The Company's business is highly competitive, and the Company's competitors include domestic and foreign jewelry manufacturers, wholesalers and importers who may operate on a national, regional or local scale. Based upon its knowledge of the domestic jewelry industry and a review of available information, the Company believes that it is the largest manufacturer and distributor of karat gold jewelry in the United States and that its resources generally are equal to or greater than the resources of most of its competitors. However, some companies in the jewelry industry may be larger and have greater financial and other resources than the Company.

         The Company believes that competition is based primarily on product availability, timeliness of shipment, customer service, product quality, design and price. The diverse distribution channels in which the Company markets its products frequently involve different competitive factors. The ability to provide specialized services is a particularly important competitive factor in sales to certain large retailers such as mass merchandisers, discount stores and warehouse clubs. Product availability and the ability to offer consistent product quality at competitive prices tend to be the key competitive factors in sales to catalog showrooms and wholesale customers. Some of the Company's competitors may specialize in sales to particular distribution channels and may have relationships with customers in those distribution channels that make competition by the Company more difficult. The Company believes that recent consolidations at the retail level in the jewelry industry have increased the level of competition in the markets in which the Company competes.

INSURANCE

         The Company maintains primary all-risk insurance to cover thefts and damage to inventory and insurance on all goods in transit. Additional insurance coverage is provided by some of the

Company's suppliers. The Company also maintains limited fidelity insurance (insurance providing coverage against theft or embezzlement by employees of the Company or its suppliers).

PATENTS AND TRADEMARKS

         The Company manufactures two lines of diamond cut rope chain using processes covered by utility patents and manufactures a line of diamond cut rope chain and a line of 14 karat gold diamond cut "tennis" bracelets under the terms of license agreements with unaffiliated parties. The Company also maintains certain trademarks and generally applies for copyrights covering the design of its charms and other selected products. The level of protection available to the Company for proprietary products and designs varies depending on a number of factors, including the degree of originality and the distinctiveness of the products or designs. No assurance can be given that the Company's patents, copyrights and other proprietary rights will preclude competitors from developing substantially equivalent products. See "Products".

EMPLOYEES

         At March 31, 1997, the Company employed 306 persons in the United States, of whom 175 were engaged in manufacturing and distribution operations, 90 were engaged in marketing, customer service and merchandising and 41 were engaged in management and administration. At that date, the Company also employed 545 persons at its manufacturing facilities in South America and the Caribbean. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS

         The Company's jewelry manufacturing operations routinely involve the use of small quantities of materials that are classified as hazardous. The Company believes that its use of such materials is in compliance in all material respects with applicable federal, state and local laws and regulations concerning the environment, health and safety, and the costs incurred in complying with such laws and regulations have not been material to the Company's results of operations.

         The Company's Burbank facility is located in an area of the San Fernando Valley which is either included in or adjacent to an extensive area of groundwater contamination known as the San Fernando Valley Superfund Site (the "Site"). In 1986, the United States Environmental Protection Agency (the "EPA") included portions of the Site on the National Priorities List as "Superfund Sites" pursuant to the provisions of the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). The Company is not a party to any litigation involving the Site, has not been identified by the EPA as a potentially responsible party under CERCLA and does not believe that it has contributed to the existing groundwater contamination at the Site. However, given the location of the Company's manufacturing facility and the fact that the Company's operations involve the use of small quantities of hazardous materials, no assurances can be given that the Company will not be named as a party to litigation, or as a potentially responsible party, with respect to the Site.

RECENT DEVELOPMENTS

  Premium Cigar Business

         On February 27, 1997, the Company announced that it was entering the premium cigar business. The Company intends to manufacture a range of premium cigars for sale to wholesale distributors, tobacconists and upscale retail stores and for sale at one or more retail cigar stores to be operated by the Company. To date, the Company has leased manufacturing facilities in the Dominican Republic and in Indonesia, begun hiring selected key employees and purchased an initial inventory of high quality Indonesian wrapper tobacco. The Company also has leased space for a flagship cigar shop in Beverly Hills, California. The Company anticipates commencing commercial production of premium cigars at its Dominican Republic facility by October 1997 and opening its Beverly Hills cigar shop in the third quarter of 1997.

         The Company is seeking to capitalize on the recent growth of the premium cigar market and the Company's many years of experience in manufacturing and supervising the manufacture of karat gold jewelry in developing countries. The Company's strategies for capitalizing on these opportunities include the following:

         Quality Product Lines. The Company intends to introduce at least two product lines of premium cigars, including a line of super-premium cigars that are expected to sell at retail prices of $10.00 and up per cigar and a line of premium cigars expected to retail at a price range of from $3.00 to $10.00 per cigar. The Company intends to manufacture its cigars by hand using long-filler and all natural tobacco leaf wrappers and binders of the best grades.

         Establish Manufacturing Facilities. The Company has leased a manufacturing facility in the Dominican Republic which is expected to commence commercial production by October 1997. The Company also has leased a 26,000 square foot manufacturing facility in Indonesia that will be used to process and reclassify tobacco leaf and manufacture premium cigars. The Company expects to commence commercial production of premium cigars at the Indonesian facility during the fourth quarter of the current fiscal year and may operate the facility with a local partner. These facilities will allow the Company to take advantage of local tobacco supplies and the Company's experience in operating jewelry manufacturing facilities in those countries. The Company also has purchased approximately 57 acres of land in Esteli, Nicaragua, where it intends to grow some of its own tobacco.

         Beverly Hills Retail Store. In order to promote the Company's line of super-premium cigars, the Company intends to operate a flagship cigar shop in Beverly Hills, California. The Company has leased a 1,300 square foot shop on Rodeo Drive, which the Company expects to open during the third quarter of 1997. The shop will offer both the Company's super-premium cigars and premium cigars manufactured by other companies and also will include a mezzanine level cigar lounge and private humidors.

         The Company historically has operated as a manufacturer and distributor of karat gold jewelry and has not engaged in the manufacture or distribution of cigars or other tobacco products. There can be no assurance that the Company will be able to successfully introduce its premium cigar line, successfully open and operate any retail cigar shops or otherwise successfully compete in the premium cigar market.

         The foregoing discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions investors that there are certain important factors that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included herein, as well as risks and uncertainties generally applicable to the cigar business. Among these important factors, risks and uncertainties are (a) risks associated with the commencement of a new business operation and the introduction of a new product line, including risk of lack of market acceptance for the Company's premium cigars and risks associated with the manufacture and distribution of product lines unrelated to the Company's existing business, (b) delays that may be encountered in opening the Company's manufacturing facilities and retail store,
(c) the Company's ability to attract, hire and retain master-cigar makers and other skilled craftsmen and laborers, (d) the Company's ability to obtain, on an ongoing basis, sufficient supplies of properly aged tobacco for its proposed operations, (e) whether the recent upward trend in unit sales of premium cigars will continue, (f) extensive and increasing federal, state and local regulation of tobacco products, (g) tobacco industry litigation, (h) the competitive environment in the premium cigar market, (i) effects of any increases in excise taxes that may occur in the future, and (j) social, political and economic risks associated with foreign operations and international trade. For further information regarding these and other factors, risks and uncertainties affecting the Company's entry into the premium cigar business, reference is made to the Company's Current Report on Form 8-K dated February 27, 1997, which is incorporated herein by reference.

  Perfumes

         The Company has entered into an exclusive license arrangement with a French manufacturer of perfumes and distinctively shaped perfume bottles pursuant to which the Company has acquired the exclusive license to manufacture, market and sell in the United States the bottles and fragrances developed by the licensor. The Company currently anticipates commencing initial marketing of perfumes under this license in the third quarter of 1997.

         The Company is seeking to capitalize on its relationships with mass merchandisers and home shopping networks in order to introduce its line of perfumes and colognes. The Company intends to initially market through mass merchandisers, at a retail price of under $20, a women's perfume featuring an evening gown shaped glass bottle and a vanilla scented fragrance, to be followed by a men's cologne in glass bottles shaped as sports figures, such as a soccer player or a football player. The Company also intends to market through QVC Network a women's perfume under the Beverly Hills Gold(TM) name, featuring a heart shaped glass bottle and a heart shaped gold cap, with a small amount of gold leaf inside the bottle. The Company expects the Beverly Hills Gold(TM) perfume to retail for around $40.

         The Company currently intends to have the bottles and caps produced in Europe, with the perfume and cologne produced and filled by a contract manufacturer in the United States. Shipments of the perfume products will be made from the Company's Burbank, California facilities.

         The Company historically has operated as a manufacturer and distributor of karat gold jewelry and has not engaged in the manufacture or distribution of perfumes or colognes. There can be no assurance that the Company will be able to successfully introduce its line of perfumes and colognes or otherwise successfully compete in the perfume and cologne market.

ITEM 2.  PROPERTIES

         The Company maintains manufacturing and administrative facilities in a 52,000 square foot building of modern construction owned by the Company and located on North Varney Street in Burbank, California. The Company currently utilizes approximately 20,000 square feet as manufacturing space, approximately 25,000 square feet as distribution, warehouse and storage space (including vaults) and approximately 7,000 square feet as administrative offices. The facility is encumbered by deeds of trust securing the repayment of indebtedness in the aggregate amount of $1.9 million at January 31, 1997, which was incurred in connection with the acquisition and expansion of the facility.

         In March 1995, the Company purchased a building of approximately 10,500 square feet, which it expanded to 15,000 square feet, in Burbank, California, which is located in the vicinity of its current manufacturing facility. The Company currently utilizes approximately 8,000 square feet as sales offices and approximately 7,000 square feet as administrative facilities. The facility is encumbered by deeds of trust securing the repayment of indebtedness in the aggregate amount of $900,000 at January 31, 1997, which was incurred in connection with the acquisition and expansion of the facility.

         The Company also owns two buildings adjacent to its manufacturing facility, with an aggregate of 3,000 square feet, which are used for storage space. The Company leases a sales office and showroom in New York City pursuant to a lease which expires in April 1999. The Company also leases a sales office in the Jewelry Mart area of Los Angeles pursuant to a lease which expires in August 1997 and a purchasing office in the Jewelry Mart area of Los Angeles pursuant to a lease which expires February 1998. The Company also owns a manufacturing facility in Bolivia, leases another manufacturing facility in Peru pursuant to a lease which expires in July 1998 and leases a third manufacturing facility in the Dominican Republic pursuant to a lease which expires in June 1997.

         In connection with its premium cigar business, the Company has purchased approximately 57 acres of land in Esteli, Nicaragua, for growing tobacco, and leased a 9,600 square foot manufacturing facility in the Dominican Republic, pursuant to a lease which expires in January 2000, and a 26,000 square foot manufacturing facility in Indonesia, pursuant to a lease which expires in April 1999. The Company also has leased a 1,300 square foot retail cigar shop in Beverly Hills, California, pursuant to a lease which expires in May 2002.

         The Company believes that its facilities are adequate for the Company's current operating levels and presently foreseeable growth.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in litigation incidental to the conduct of its business. The Company currently is not involved in any litigation which, individually or in the aggregate, is material to its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

NAME                      AGE                           POSITION
----                      ---                           --------
Guy Benhamou              45         Chairman of the Board, President and Chief
                                     Executive Officer
Shiu Shao                 45         Chief Financial Officer and Director
Sophia Chalermsopone      44         Vice President - Sales
Claudia Hollingsworth     37         Vice President - Sales
David Wu                  48         Vice President - Manufacturing
Betty Sou                 40         Controller and Secretary
Colm Plunkett             35         Treasurer

        GUY BENHAMOU is a co-founder of the Company and has been its President, Chief Executive Officer and a member of its Board of Directors since its inception in January 1977. Mr. Benhamou was appointed Chairman of the Board in May 1993.

        SHIU SHAO has been employed by the Company since April 1981. Mr. Shao served as Controller of the Company from 1981 to 1984 and Vice President - Finance from 1984 until September 1991, when he was appointed Chief Financial Officer. Mr. Shao also has served as a director of the Company since May 1993.

        SOPHIA CHALERMSOPONE has been employed by the Company since 1978 and served in the capacity of Sales Manager from 1981 to 1984. Ms. Chalermsopone has served as Vice President - Sales since 1984 and is responsible for marketing to wholesale accounts.

        CLAUDIA HOLLINGSWORTH has been employed by the Company since May 1988. Ms. Hollingsworth served as Merchandise Manager until October 1989, when she was appointed Vice President - Merchandising. In September 1995, Ms. Hollingsworth was appointed Vice President - Sales.

        DAVID WU has been employed by the Company since 1987 and served as Production Manager from 1987 to May 1993, when he was appointed Vice President - Manufacturing.

         BETTY SOU has been employed by the Company since January 1984. Ms. Sou served as Accounting Manager from 1984 until January 1987, when she was appointed Controller. Ms. Sou also has served as the Secretary of the Company since July 1991.

        COLM PLUNKETT has been employed by the Company since December 1989. Mr. Plunkett served as Assistant Treasurer from December 1989 to March 1994, when he was appointed Treasurer.

        Executive officers are elected by and serve at the discretion of the Board of Directors. No family relationships exist between any of the officers or directors of the Company.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The Company's Common Stock has traded over-the-counter in the National Market tier of The Nasdaq Stock Market under the trading symbol "OROA" since the Company's initial public offering on September 23, 1993.

        The following table sets forth the range of the high and low sales prices for the fiscal periods indicated, as reported on the Nasdaq National Market. On April 22, 1997, there were 31 holders of record of the Common Stock.

                                                                                   HIGH            LOW
                                                                                   ----            ---
 YEAR ENDED FEBRUARY 2, 1996
   First quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $6.75           $4.50
   Second quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5.50            3.50
   Third quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4.75            3.88
   Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4.88            4.00
 YEAR ENDED JANUARY 31, 1997
   First quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $4.88           $4.25
   Second quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.50            4.75
   Third quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.50            5.00
   Fourth quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6.50            4.63

         The Company has not paid dividends on the Common Stock since its initial public offering in September 1993 and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain earnings for use in the Company's business. In addition, the Company's revolving credit facility and gold consignment agreements contain covenants which prohibit the payment of dividends on the Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other selected data of the Company. The selected historical financial data in the table for the five years in the period ended January 31, 1997 are derived from the consolidated financial statements of the Company, which have been audited by Price Waterhouse LLP, independent accountants. The pro forma income statement data for the periods set forth below are unaudited. The data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and other financial information included elsewhere herein.

                                OROAMERICA, INC.
                             SELECTED FINANCIAL DATA

For the fiscal years ended                              January 29,     January 28,    January 27,   February 2,    January 31,
(Dollars in thousands, except per share and other data)        1993            1994           1995          1996           1997
-------------------------------------------------------------------------------------------------------------------------------
Historical Income Statement Data:
Net sales                                                  $176,101        $203,361       $219,415     $213,417     $ 177,065
Cost of goods sold (1)                                      143,813         163,219        183,188      178,865       144,398
------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                 32,288          40,142         36,227       34,552        32,667
Selling, general and administrative expense                  20,030          20,357         25,862       30,229        25,907
------------------------------------------------------------------------------------------------------------------------------
Operating income                                             12,258          19,785         10,365        4,323         6,760
Interest expense                                              5,565           5,021          3,170        3,423         2,885
------------------------------------------------------------------------------------------------------------------------------
Income before income
      taxes and extraordinary item                            6,693          14,764          7,195          900         3,875
Provision for income taxes (2)                                1,251           6,003          3,030          554         1,685
------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                              5,442           8,761          4,165          346         2,190
Loss on early extinguishment of debt
      less applicable income taxes of $343                        -            (564)             -            -             -
------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $  5,442        $  8,197       $  4,165     $    346     $   2,190
------------------------------------------------------------------------------------------------------------------------------
Pro Forma Data (3):
      Income before pro forma provision for
          income taxes and extraordinary item              $  6,693
      Pro forma provision for income taxes                    2,677
--------------------------------------------------------------------
      Pro forma net income after pro forma
          provision for income taxes                       $  4,016
Net income per share
      (Pro Forma Net Income):
          Income before extraordinary item                    $0.96           $1.78          $0.67       $ 0.06      $ 0.35
          Extraordinary item                                      -           (0.12)             -            -           -
----------------------------------------------------------------------------------------------------------------------------
Net income per share                                          $0.96           $1.66          $0.67       $ 0.06      $ 0.35
----------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding (4)                   4,193,859       4,931,213      6,257,023    6,248,378   6,256,075
----------------------------------------------------------------------------------------------------------------------------
Other Data:
Amount of gold sold by weight (in ounces of fine gold)      335,748         376,010        379,223      337,855     306,763

Average daily gold price per ounce (5)                     $    342        $    364       $    384     $    386     $   384
----------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Working Capital                                            $ 34,020        $ 39,204       $ 37,572     $ 39,022     $40,663
Total Assets                                                 66,082          81,686         76,371       73,544      75,261
Long-term debt, including current portion                    29,309           4,797          2,806        4,537       3,199
Total stockholders' equity                                   22,693          52,196         56,574       57,301      59,510
----------------------------------------------------------------------------------------------------------------------------

(1) In fiscal 1993, the Company determined that certain advances to two manufacturers were not recoverable, resulting in a charge of $2.6 million to cost of goods sold in fiscal 1993.

(2) In fiscal 1993 through August 31, 1992, the Company operated as an S Corporation for income tax purposes and was subject to no federal income taxes and state income taxes at a reduced rate. On September 1, 1992, the Company's status as an S Corporation terminated. As a result, effective from September 1, 1992, the tax rate increased from 0% to 34% for federal purposes and from 2.5% to 9.3% for state purposes. During the period the Company was an S Corporation, the Company declared dividends on its Common Stock in the estimated amount of the federal and state income taxes incurred by its stockholders as a result of the earnings of the Company.

(3) Pro Forma Data for the fiscal year ended 1993 reflects income taxes, computed at a marginal effective tax rate of 40%, that would have been reported had the Company been subject to federal and state income taxes at C Corporation rates during this period. See (2) above.

(4) Per share amounts are based on the number of weighted average shares outstanding during each period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.

(5) Based on the Second London Gold Fixing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

GENERAL

  Gross Sales; Returns

         The Company reduces gross sales by the amount of returns and discounts to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The total of actual returns and the provision for the returns reserve amounted to 12.2% of gross sales in fiscal 1995, 14.5% of gross sales in fiscal 1996 and 14.3% of gross sales in fiscal 1997. The Company has implemented quality control procedures to reduce returns of defective merchandise. Discounts to customers have not had a material effect on the Company's results of operations. For further information regarding the reserve for returns, see Note 1 of Notes to Consolidated Financial Statements.

         Prices for the Company's jewelry products generally are determined by reference to the current market price of gold. Consequently, the Company's sales could be affected by significant increases, decreases or volatility in the price of gold.

  Inventories

         The Company accounts for its inventories at the lower of cost or market, using the last in, first out (LIFO) method to determine cost, less the allowance for uncollectible vendor advances. As a result, the Company's gross profit margin can be affected by changes in LIFO reserves and the allowance for vendor advances, as well as by changes in the amount of gold owned at each period end and fluctuations in the price of gold.

         The Company's inventories historically included a significant amount of gold owned by the Company, typically in the form of finished goods and work-in process. In the first quarter of fiscal 1995, the Company decided to significantly reduce the amount of gold owned by it. The Company implemented this decision by selling a substantial portion of its owned gold, reducing the amount of gold owned by the Company from 56,400 ounces at January 28, 1994 to 4,900 ounces at January 27, 1995, approximately 1,600 ounces at February 2, 1996 and approximately 6,500 ounces at January 31, 1997. The net proceeds from the sale of the gold were applied to reduce amounts outstanding under the Company's line of credit. The Company anticipates that it generally will maintain its level of owned gold at a substantially reduced level, with a corresponding reduction in bank borrowings and a corresponding increase in the amount of gold held under consignment.

         Consigned gold is not included in inventory, and there is no related liability recorded at year end. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. If the market value of gold increases and assuming consignment levels remain constant, the financing costs incurred by the Company under the consignment arrangements will increase in proportion to the increase in the market value of gold. At February 2, 1996 and January 31, 1997, the Company held 181,800 ounces and 147,500 ounces, respectively, under the consignment arrangements.

         For further information regarding the accounting policies applicable to the Company's inventories, see Note 2 of Notes to Consolidated Financial Statements.

  Outside Manufacturers

         In fiscal 1997, the Company purchased approximately 27% of its products as finished goods and completed the manufacture of approximately 73% of its products from semi-finished materials partially fabricated by outside manufacturers. Of the total amount of products purchased from outside manufacturers in fiscal 1997, approximately 65% were purchased from foreign manufacturers and approximately 35% were purchased from domestic manufacturers. The Company's use of domestic and foreign outside manufacturers minimizes the capital invested in property, plant and equipment and the overhead associated with a Company-employed manufacturing labor force. The use of foreign manufacturers also allows the Company to take advantage of the lower labor costs prevailing in developing countries. Risks generally inherent in the use of outside manufacturers include security at the manufacturer's facility, transport of materials to and from the manufacturer, theft by the manufacturer or its employees and bankruptcy or other financial problems of the manufacturer. The Company's arrangements with its foreign manufacturers are subject to the additional risks of doing business abroad, including risks associated with economic or political instability in the countries in which such manufacturers are located, labor strikes, risks associated with potential import restrictions and risks associated with United States and foreign governmental policies, regulations and restrictions affecting the purchase, import and export of gold.

         Both finished and semi-finished materials frequently are manufactured under an arrangement whereby the Company supplies all necessary gold (or, in some instances, funds to purchase the required gold) to an outside manufacturer and pays a manufacturing charge and applicable duties at the time of delivery. These arrangements, which the Company believes are common in the jewelry industry, reduce the costs charged to the Company by its outside manufacturers and allow the Company to utilize the services of qualified manufacturers who might be unable to finance the acquisition of the gold required in the production process. The Company typically advances gold to its manufacturers sufficient to cover manufacturing requirements for a two-to-three week cycle, and as completed products are shipped to the Company, additional gold is advanced to the manufacturer.

         The Company utilizes certain controls and procedures to minimize the credit risks associated with advancing funds or gold to its outside manufacturers. The Company believes its procedures will reduce, but will not eliminate, its exposure to credit losses. The procedures employed by the Company include monitoring the performance and financial condition of outside manufacturers, monitoring of each manufacturer's "credit limit", inspection visits made to the production facilities of outside manufacturers and management's review of credit evaluation documentation. The Company attempts to diversify its sources of supply and broadly allocate production over its base of manufacturers in order to reduce the amount of orders it places with any single manufacturer. As of March 31, 1997, $9.3 million of gold owned by or consigned to the Company was in the possession of outside manufacturers. On that date, the largest amount held by a single manufacturer was $1.7 million. At March 31, 1997, the Company's reserve for uncollectible vendor advances was $630,000.

         The Company believes its use of outside manufacturers provides it with a cost-effective source for products. The Company believes that advancing gold to its outside manufacturers has resulted in significant cost savings and that any credit risks associated with this practice can be maintained at an acceptable level by careful management of the Company's relationships with its outside manufacturers, the continued diversification of the Company's sources of supply and the maintenance of adequate reserves. However, no assurances can be given that possible future financial problems or other factors affecting its outside manufacturers will not have a material adverse effect on the Company's financial condition or results of operations.

  The Buyout

         In October 1987, the Company purchased all of the equity interests in the Company and certain affiliated companies owned by a former stockholder, and $5.8 million of goodwill was capitalized in connection with such buyout. The Company will continue to amortize goodwill, which is non-deductible for income tax purposes, in the amount of $231,000 per year, and the unamortized balance of goodwill at January 31, 1997 was approximately $3.6 million.

  Seasonality

         The Company's business, and the jewelry business in general, are highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the fourth quarter generally produces the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal buildup in customer receivables in the fourth quarter and the first quarter of the succeeding fiscal year that must be funded by increased borrowings.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Consolidated Statements of Income.

                                                                    AS A PERCENTAGE OF NET SALES

                                                                             YEAR ENDED
                                                         --------------------------------------------------

                                                         JANUARY 27,         FEBRUARY 2,        JANUARY 31,
                                                             1995               1996               1997
                                                         ------------       ------------        -----------
 Net sales . . . . . . . . . . . . . . . . . . . .           100.0%             100.0%               100%

 Cost of goods sold  . . . . . . . . . . . . . . .            83.5               83.8               81.6
                                                            ------             ------             ------

 Gross profit  . . . . . . . . . . . . . . . . . .            16.5               16.2               18.4
 Selling, general and administrative expenses  . .            11.8               14.2               14.6
                                                            ------             ------             ------

 Operating income  . . . . . . . . . . . . . . . .             4.7                2.0                3.8
 Interest expense  . . . . . . . . . . . . . . . .             1.4                1.6                1.6
                                                            ------             ------             ------

 Income before income taxes  . . . . . . . . . . .             3.3%               0.4%               2.2%
                                                            ======             ======             ======

  Fiscal 1997 compared to fiscal 1996

         Net sales for fiscal 1997 decreased by $36.4 million, or 17.0%, from fiscal 1996, primarily due to a 9% decrease in the amount of gold jewelry (by weight) sold by the Company. The Company attributes this decrease to inventory reductions by certain retail customers and to the bankruptcy filing of one of the Company's major customers, Best Products.

         Gross profit for fiscal 1997 decreased by $1.9 million, or 5.5%, from fiscal 1996. As a percentage of net sales, gross profit increased to 18.4% in fiscal 1997, from 16.2% in fiscal 1996. Excluding the effects of gold price fluctuations and LIFO and vendor reserve adjustments on cost of good sold, the gross profit margins for fiscal 1997 and fiscal 1996 would have been 18.1% and 16.4%, respectively. The increase in gross profit margin in fiscal 1997 is primarily due to changes in the Company's product mix. The gold price used to value inventory at year end for fiscal 1997, 1996 and 1995 was $345.50, $414.50 and $378.40 per ounce, respectively.

         Selling, general and administrative expenses for fiscal 1997 decreased by $4.3 million, or 14.3%, from the prior year. As a percentage of net sales, these expenses increased to 14.6% in fiscal 1997, from 14.2% in fiscal 1996. The decrease in the dollar amount of selling, general and administrative expenses is primarily attributable to (i) a $1.0 million decrease in personnel costs due to a reduction in the head count, (ii) a $1.4 million decrease in the provision for bad debts due to a greater write-off of accounts receivable in fiscal 1996 as compared to fiscal 1997, (iii) a $2.2 million decrease in selling expenses due to a reduction in cooperative advertising with certain customers and (iv) a $600,000 increase in other income as a result of the investment of excess cash. Offsetting these amounts was a $1.3 million increase in professional, consulting and outside services fees. Consulting and outside services fees increased due to a higher utilization by the Company of computer consultants and temporary personnel, while professional fees reflected legal fees related to various litigation in which the Company was involved and to the Company's merger discussions with another jewelry manufacturer. Such merger discussions were terminated in the fourth quarter of fiscal 1997.

         Interest expense decreased by $538,000, or 15.7%, from fiscal 1996. This decrease results primarily from reduced borrowings under the Company's line of credit and gold consignment agreements. See "Liquidity and Capital Resources".

         The provision for income taxes in fiscal 1997 increased by $1.1 million as compared to fiscal 1996 due to the increase in taxable income between years. See Note 9 - Income Taxes.

  Fiscal 1996 compared to fiscal 1995

         Net sales for fiscal 1996 decreased by $6.0 million, or 2.7%, from fiscal 1995, primarily due to an 11% decrease in the amount of gold jewelry (by weight) sold by the Company, which was offset by an increase in the average unit price attributable to the gold product mix and by an increase in sales of silver products of approximately $4.6 million.

         Gross profit for fiscal 1996 decreased by $1.7 million, or 4.6%, from fiscal 1995. As a percentage of net sales, gross profit decreased to 16.2% in fiscal 1996 from 16.5% in fiscal 1995. In fiscal 1995, there was a $2.0 million increase in cost of goods sold which was attributable to a LIFO reserve adjustment of $1.8 million and a loss of approximately $200,000 from sales of equity gold in the first quarter of fiscal 1995. This compares to an increase in fiscal 1996 of $511,000 in cost of goods sold from a LIFO reserve adjustment of $570,000, which was partially offset by an increase of $59,000 in the carrying value of inventory from gold price fluctuations. Absent these factors, the gross profit margins in fiscal 1996 and 1995 would have been 16.4% and 17.4%, respectively. The decrease in gross profit margin as compared to the prior year is due to price competition, changes in product mix and a higher return rate. The gold prices used to value inventory at year end for fiscal 1996, 1995 and 1994 were $414.50, $378.40, and $378.25 per ounce, respectively.

         Selling, general and administrative expenses for fiscal 1996 increased by $4.4 million, or 16.9%, from the prior year. As a percentage of net sales, these expenses increased to 14.2% in fiscal 1996 from 11.8% in fiscal 1995.
The increase in the dollar amount of selling, general and administrative expenses is primarily attributable to an increased bad debt provision of $1.6 million, increased consulting, professional and outside services of $1.5 million, increased advertising allowance expense of $1.0 million and increased sales supplies of $400,000. The provision for bad debts has increased primarily due to the write-off of certain accounts receivable. Consulting, professional and outside services have increased primarily due to increased legal fees resulting from defending the Company against various lawsuits and from a higher utilization of temporary personnel in the Company's operations for the busy season. Selling and product expenses have increased due to expanded cooperative advertising with several customers.

         Interest expense increased by $253,000, or 8.0%, from fiscal 1995. This increase results primarily from an increase in consignment fees as a result of an increase in consignment gold held during fiscal 1996 as compared to fiscal 1995. This increase in consignment fees was partially offset by a decline in interest expense from reduced borrowings on the Company's line of credit. See "Liquidity and Capital Resources".

         The provision for income taxes in fiscal 1996 decreased by $2.5 million from fiscal 1995 due to the decline in taxable income between years. See Note 9 - Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facility.

         A substantial portion of the Company's gold supply needs are satisfied through gold consignment arrangements with six financial institutions. During fiscal 1997, the Company satisfied approximately 75% of its gold requirements through purchases under the consignment program and purchased the remaining 25% of its gold requirements from financial institutions, manufacturers and vendors. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The maximum amount of gold that the Company may hold on consignment was 255,000 ounces at January 31, 1997 and is subject to fluctuation based on changes in the market value of gold. The gold consignment agreements contain covenants regarding the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. At January 31, 1997, the Company held approximately 147,500 ounces of gold under consignment. During fiscal 1997, 1996 and 1995, the largest amount of gold held under consignment was 220,400 ounces, 258,600 ounces and 192,600 ounces, respectively, and the average amount of gold held under consignment was 168,000 ounces,

214,400 ounces and 174,500 ounces, respectively. Use of the consignment arrangements tends to be highest during the third quarter.

         The Company has a revolving credit facility with Bank of America NT&SA, which facility provides for borrowings which vary seasonally from $20.0 million to $35.0 million and is limited to the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount as provided for under the credit facility. No amounts were outstanding under the revolving credit facility at January 31, 1997 or February 2, 1996, while $4.7 million was outstanding at January 27, 1995. During fiscal 1997, 1996 and 1995, the Company's highest outstanding balances under its revolving credit facilities were $1.4 million, $21.7 million and $25.6 million, respectively, and the average amounts outstanding were $100,000, $3.1 million and $7.9 million, respectively. Borrowings under the revolving credit facility tend to be highest in the fourth quarter. For further information regarding the consignment agreements and the revolving credit facility, see "Business -- Gold Consignment Arrangements" and Notes 2 and 6 of Notes to Consolidated Financial Statements.

         Cash and cash equivalents increased $10.1 million, from $12.3 million in fiscal 1996 to $22.4 million in fiscal 1997. This increase results from $12.2 million of cash generated from operations, which was partially offset by $900,000 of capital expenditures and $1.3 million in debt repayment.

         Net accounts receivable decreased $5.8 million, from $23.6 million at February 2, 1996 to $17.8 million at January 31, 1997. This decrease results primarily from the decrease in the amount of sales in the fourth quarter of fiscal 1997 as compared to the same period in fiscal 1996, and an increase in collections on accounts receivable in the fourth quarter of fiscal 1997 as compared to the fourth quarter of fiscal 1996.

         Inventories decreased to $9.4 million in fiscal 1997 from $11.0 million in fiscal 1996. The decrease in inventory levels is primarily attributable to a $3.8 million decrease in the manufacturing cost component of inventory, which was partially offset by a $1.4 million increase in the amount of gold owned by the Company and a $800,000 reduction in LIFO and vendor reserves.

         The Company incurred capital expenditures of approximately $900,000 in fiscal 1997, principally related to improvements of its manufacturing and distribution facilities and for the purchase of manufacturing and computer equipment for its jewelry business. The Company expects to incur capital expenditures related to its jewelry business of approximately $1.5 million in fiscal 1998, principally for the improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company also currently estimates that its working capital and capital expenditure requirements for fiscal 1998 for the proposed cigar operations will be approximately $4.2 million, including amounts required for initial tobacco purchases. The Company is unable to estimate the amount of any funding requirements that may be required for the cigar operations beyond the current fiscal year. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements are included as a separate section following the signature page to this Form 10-K and are incorporated herein by reference:

                                                                                                               PAGE
                                                                                                            ----------
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
         Consolidated Financial Statements:
                 Consolidated Balance Sheets as of January 31, 1997 and
                 February 2, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
                 Consolidated Statements of Income for the years ended January 31, 1997,
                 February 2, 1996 and January 27, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
                 Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 1997, February 2, 1996 and January 27, 1995  . . . . . . . . . . . . . . . .  F-4
                 Consolidated Statements of Cash Flows for the years ended January 31,
                 1997, February 2, 1996 and January 27, 1995  . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth, in part, in the Supplemental Item, "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on July 1, 1997.

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for July 1, 1997.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for July 1, 1997.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for July 1, 1997.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

(a)1.    FINANCIAL STATEMENTS:

         The following consolidated financial statements are filed as part of this report:

                                                                                                               PAGE
                                                                                                             ---------
         Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-1
         Consolidated Financial Statements:
                 Consolidated Balance Sheets as of January 31, 1997 and
                 February 2, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
                 Consolidated Statements of Income for the years ended January 31, 1997,
                 February 2, 1996 and January 27, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-3
                 Consolidated Statements of Changes in Stockholders' Equity for the years ended January 31, 1997, February 2, 1996 and January 27, 1995  . . . . . . . . . . . . . . . .  F-4
                 Consolidated Statements of Cash Flows for the years ended January 31, 1997,
                 February 2, 1996 and January 27, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5
                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . .  F-6

(a)2.    FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is filed as part of this report:

                                                                                                            PAGE
                                                                                                         ---------
         Schedule II - Valuation and Qualifying Accounts  . . . . . . . . . . . . . . . . . . . . . . . . .  S-1

         Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K

         On November 18, 1996, the registrant filed a Report on Form 8-K disclosing, under Item 5, that discussions regarding a potential merger with Michael Anthony, Inc., a jewelry manufacturer, were terminated.

(c)      EXHIBITS

         The following exhibits are filed as part of this report:

         3.1 Certificate of Incorporation of the registrant, together with amendments filed June 15, 1993 and September 23, 1993.(l)
         3.2      Certificate of Amendment to Certificate of Incorporation dated
                  July 3, 1995.(6)
         3.3      Bylaws of the registrant.(1)
         10.1 Form of Consignment Agreement between the registrant and each of the consigning institutions.(2)

         10.2 Form of Loan Agreement between the registrant and each of Fleet Precious Metals Inc. and ABN AMRO Bank N.V.(2)
         10.3       Sixth Amended and Restated Credit Agreement, dated July 22,
                    1994, between the registrant and Bank of America National
                    Trust and Savings Association.(3)
         10.4       Amendment No. Six to Sixth Amended and Restated Credit
                    Agreement, dated November 1, 1996, between the registrant and Bank of America National Trust and Savings
                    Association.(8)
         10.5 First Amendment and Agreement, dated July 22, 1994, among the consigning institutions and the lenders named therein and the registrant.(3)
         10.6 Second Amendment and Agreement, dated December 2, 1994, among the consigning institutions and the lenders named therein and the registrant.(5)
         10.7 Third Amendment and Agreement, dated May 30, 1995, among the consigning institutions and the lenders named therein and the registrant.(6)
         10.8 Fourth Amendment and Agreement, dated July 28, 1995, among the consigning institutions and the lenders named therein and the registrant.(7)
         10.9       Second Amended and Restated Intercreditor Agreement, dated
                    July 22, 1994, among the lenders named therein and the registrant.(3)
         10.10      Amended and Restated Security Agreement, dated February 25,
                    1994, among the lenders named therein and the registrant.(2)
         10.11 Trademark Collateral Assignment, dated February 25, 1994, among the lenders named therein and the registrant.(2)
         10.12      First Amendment to Trademark Collateral Assignment, dated
                    July 22, 1994, among the lenders named therein and the registrant.(3)
         10.13      Trademark Collateral Assignment, dated July 22, 1994, among the lenders named therein and the registrant.(3)
         10.14      Patent Collateral Assignment, dated February 25, 1994, among the lenders named therein and the registrant.(2)
         10.15      First Amendment to Patent Collateral Assignment, dated July
                    22, 1994, among the lenders named therein and the
                    registrant.(3)
         10.16 Patent Collateral Assignment, dated April 3, 1989, among the lenders named therein and the registrant, together with amendments dated August 11, 1989, December 4, 1989 and May
                    1, 1992.(1)
         10.17      Fourth Amendment to Patent Collateral Assignment.(2)
         10.18      Fifth Amendment to Patent Collateral Assignment, dated July
                    22, 1994.(3)
         10.19      Sixth Amendment to Patent Collateral Assignment, dated May
                    30, 1995, among the lenders named therein and the registrant.(6)
         10.20 Patent Collateral Assignment, dated July 22, 1994, among the lenders named therein and the registrant.(3)
         10.21      First Amendment to Trademark Collateral Assignment, dated
                    May 30, 1995, among the lenders named therein and the registrant.(6)
         10.22      Second Amendment to Trademark Collateral Assignment, dated
                    May 30, 1995, among the lenders named therein and the registrant.(6)
         10.23      First Amendment to Patent Collateral Assignment, dated May
                    30, 1995, among the lenders named therein and the registrant.(6)
         10.24      Second Amendment to Patent Collateral Assignment, dated May
                    30, 1995, among the lenders named therein and the registrant.(6)
         10.25 Business Loan Agreement, dated September 10, 1993, between the registrant and Cathay Bank. (1)

         10.26      Business Loan Agreement, dated February 10, 1993, between
                    the registrant and Cathay Bank. (1)
         10.27      Mortgage Loan, dated March 9, 1995, between the registrant and Cathay Bank.(6)
         10.28      Mortgage Loan, dated March 9, 1995, between the registrant and Cathay Bank.(6)
         10.29      Mortgage Loan, dated November 1995, between the registrant and Cathay Bank.(9)
         10.30      Note Secured by Deed of Trust, dated July 31, 1989, by the registrant in favor of Chester Scott and Elizabeth D. Scott.
                    (1)
         10.31      All-Inclusive Purchase Money Promissory Note Secured by Long
                    Form All-Inclusive Purchase Money Deed of Trust, dated April
                    13, 1981, by the registrant in favor of Carl Mattera,
                    together with amendments dated May 1, 1991 and August 9,
                    1991.(1)
         10.32      Employment Agreement, dated June 10, 1993, between the
                    registrant and Guy Benhamou.* (1)
         10.33      Tax Indemnification Agreement, dated June 10, 1993, between the registrant and Guy Benhamou.* (1)
         10.34      Amended and Restated OroAmerica, Inc. 1988 Incentive Stock
                    Option Plan.* (1)
         10.35      OroAmerica, Inc. Salary Deferral and Profit Sharing Plan, as
                    amended.* (1)
         10.36      Form of awards under the OroAmerica, Inc. Executive/Key
                    Employee Bonus Plan.* (1)
         10.37      Form of Indemnification Agreement between the registrant and its directors and executive officers.* (1)
         10.38      Summary of dependent medical insurance coverage for
                    executive officers.* (1)
         10.39      OroAmerica, Inc. Directors' Stock Option Plan.* (4)
         10.40      OroAmerica, Inc. 1994 Chief Executive Officer Bonus
                    Plan.*(5)
         10.41      Letter Agreement, dated August 8, 1996, between the
                    registrant and Shiu Shao.*
         10.42      Letter Agreement, dated August 8, 1996, between the
                    registrant and Sophia Chalermsopone.*
         10.43      Letter Agreement, dated August 8, 1996, between the
                    registrant and Claudia Hollingsworth.*
         10.44      Letter Agreement, dated August 8, 1996, between the
                    registrant and David Wu.*
         10.45      Letter Agreement, dated September 11, 1996, between the
                    registrant and Betty Sou.*
         10.46      Exclusive License Agreement, dated December 15, 1996,
                    between Fragrance Business Company Limited and the
                    registrant.
         21.1       Subsidiaries of the registrant.(9)
         23.1       Consent of Price Waterhouse LLP.
         27.1       Financial Data Schedule.

____________________________________
*        Management contract, compensatory plan or arrangement.
(1) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-1 (File No. 33-63422) and incorporated by reference herein.
(2) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 28, 1994 and incorporated by reference herein.
(3) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 29, 1994 and incorporated by reference herein.
(4) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 33-84028) and incorporated by reference herein.

(5) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 27, 1995 and incorporated by reference herein.
(6) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended July 28, 1995 and incorporated by reference herein.
(7) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended October 27, 1995 and incorporated by reference herein.
(8) Previously filed in the Exhibits to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended November 1, 1996 and incorporated by reference herein.
(9) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended February 2, 1996 and incorporated by reference herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     OROAMERICA, INC.


Date:  April 29, 1997                By: /s/ Guy Benhamou
                                         ---------------------------------------
                                         Guy Benhamou, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 29, 1997             /s/ Guy Benhamou
                                  ----------------------------------------------
                                  Guy Benhamou, Chairman of the Board, President
                                  and Chief Executive Officer



Date:  April 29, 1997             /s/ Shiu Shao
                                  ----------------------------------------------
                                  Shiu Shao, Chief Financial Officer and
                                  Director


Date:  April 29, 1997             /s/ Betty Sou
                                  ----------------------------------------------
                                  Betty Sou, Controller (Principal
                                  Accounting Officer)



Date:  April 29, 1997             /s/ Bertram K. Massing
                                  ----------------------------------------------
                                  Bertram K. Massing, Director



Date:  April 29, 1997             /s/ Ronald A. Katz,
                                  ----------------------------------------------
                                  Ronald A. Katz, Director



Date:  April 29, 1997             /s/ David Rousso
                                  ----------------------------------------------
                                  David Rousso, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of OroAmerica, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 23 present fairly, in all material respects, the financial position of OroAmerica, Inc. and its subsidiaries at January 31, 1997 and February 2, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Los Angeles, California
April 21, 1997

                                OROAMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                February 2,    January 31,
(Dollars in thousands except per share amounts)                                        1996           1997
-----------------------------------------------                                 -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                                                      $12,310         $22,381
    Accounts receivable less allowance for returns
         and doubtful accounts of $9,948 and $10,222                                23,567          17,837
    Other accounts and notes receivable                                                747             521
    Inventories (Note 2)                                                            11,007           9,411
    Deferred income taxes (Note 9)                                                   2,384           2,712
    Prepaid income taxes (Note 9)                                                      142               -
    Prepaid items and other current assets                                             925             582
                                                                                   -------         -------
         Total current assets                                                       51,082          53,444

Property and equipment, net (Notes 4, 7 and 12)                                     10,937          10,219
Excess of purchase price over net assets acquired, net (Note 1)                      4,689           4,395
Patents, net (Note 1)                                                                6,155           5,666
Investments in and advances to affiliates (Note 10)                                    642             642
Non-current account receivable (Note 5)                                                  -             768
Other assets                                                                            39             127
                                                                                   -------         -------
                                                                                   $73,544         $75,261
                                                                                   =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt (Notes 7 and 12)                             $   737         $   514
    Notes payable (Note 6)                                                               -               -
    Accounts payable                                                                 5,874           6,094
    Income taxes payable (Note 9)                                                        -             443
    Accrued expenses (Note 8)                                                        5,449           5,730
                                                                                   -------         -------
         Total current liabilities                                                  12,060          12,781

Deferred income taxes payable (Note 9)                                                 383             285
Long-term debt, less current portion (Notes 7 and 12)                                3,800           2,685
                                                                                   -------         -------
         Total liabilities                                                          16,243          15,751
                                                                                   -------         -------

Commitments and contingencies (Notes 2 and 12)

Stockholders' equity:
    Preferred stock, 500,000 shares authorized, $.001 par value; none issued and outstanding (Note 14)
    Common stock, 10,000,000 shares authorized, $.001 par value; 6,248,378, and
    6,252,378 shares issued and outstanding at February 2, 1996 and January 31,
    1997, respectively (Note 14)                                                         6               6
    Paid-in capital                                                                 42,951          42,970
    Retained earnings                                                               14,344          16,534
                                                                                   -------         -------
           Total stockholders' equity                                               57,301          59,510
                                                                                   -------         -------
                                                                                   $73,544         $75,261
                                                                                   =======         =======

     See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME


For the fiscal years ended                                  January 27,   February 2,    January 31,
(Dollars in thousands, except per share amounts)                  1995           1996           1997
-----------------------------------------------------------------------------------------------------
Net sales                                                   $   219,415   $   213,417    $   177,065
Cost of goods sold, exclusive of
  depreciation                                                  183,188       178,865        144,398
                                                            -----------   -----------    -----------
        Gross profit                                             36,227        34,552         32,667
                                                            -----------   -----------    -----------
Selling, general and administrative
  expenses                                                       23,259        25,857         23,577
Bad debt expense                                                    327         1,898            517
Depreciation and amortization expense                             2,128         2,520          2,453
Interest expense                                                  3,170         3,423          2,885
Other (income) expense                                              148           (46)          (640)
                                                            -----------   -----------    -----------
        Total operating expenses                                 29,032        33,652         28,792
                                                            -----------   -----------    -----------
Income before income taxes                                        7,195           900          3,875
Provision for income taxes (Note 9)                               3,030           554          1,685
                                                            -----------   -----------    -----------
Net income                                                  $     4,165   $       346    $     2,190
                                                            ===========   ===========    ===========

Net income  per share                                       $       .67   $       .06    $       .35
                                                            ===========   ===========    ===========

Weighted average shares outstanding                           6,257,023     6,248,378      6,256,075
                                                            ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended
January 27, 1995, February 2, 1996 and January 31, 1997

                                             Common Stock                           Unrealized
                                          -----------------    Paid-in   Retained     Loss on
(Dollars in thousands)                    Number      Amount   Capital   Earnings   Securities     Total
---------------------------------------------------------------------------------------------------------
Balance at January 28, 1994               6,201,560    $6      $42,357   $ 9,833     $   -        $52,196
Issuance of stock related to
      acquisition (Note 1)                   46,818                594                                594
Change in unrealized losses (Note 3)                                                  (381)          (381)
Net income                                                                 4,165                    4,165
---------------------------------------------------------------------------------------------------------
Balance at January 27, 1995               6,248,378     6       42,951    13,998      (381)        56,574
Change in unrealized losses (Note 3)                                                   381            381
Net income                                                                   346                      346
---------------------------------------------------------------------------------------------------------
Balance at February 2, 1996               6,248,378     6       42,951    14,344         -         57,301
Stock options exercised                       4,000                 19                                 19
Net income                                                                 2,190                    2,190
---------------------------------------------------------------------------------------------------------
Balance at January 31, 1997               6,252,378    $6      $42,970   $16,534     $   -        $59,510
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the fiscal years ended                                                        January 27,     February 2,     January 31,
Dollars in thousands, increase (decrease) in cash                                        1995            1996            1997
-------------------------------------------------                                 -----------     -----------     -----------
 Cash flows from operating activities:
Net income                                                                        $   4,165       $     346       $   2,190
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                   2,128           2,520           2,453
      Provision for losses on accounts receivable                                       327           1,898             517
      Provision for estimated returns                                                   200           2,700             140
      Provision for  uncollectible vendor advances                                        -               -            (228)
      Gain on sale of property                                                            -               -             (20)
      Gain on sale of marketable securities                                               -             (34)              -
Changes in assets and liabilities, net of effects
   from acquisition of business:
      Accounts receivable                                                            (8,895)          6,818           5,073
      Other accounts and notes receivable                                              (201)           (130)            226
      Inventories                                                                    20,793           3,358           1,824
      Non-current account receivable                                                    605               -            (768)
      Deferred income taxes                                                            (348)           (934)           (426)
      Prepaid income taxes and income taxes payable                                  (1,108)            230             585
      Prepaid items and other assets, net                                               581              13             156
      Accounts payable, accrued expenses and
        deferred liabilities                                                         (1,415)            (93)            501
                                                                                  ---------       ---------       ---------
           Net cash provided by operating activities                                 16,832          16,692          12,223
                                                                                  ---------       ---------       ---------

Cash flows from investing activities:
      Capital expenditures                                                           (1,636)         (3,067)           (865)
      Purchase of a patent                                                           (6,075)              -               -
      Acquisition of a business, net of cash acquired                                  (504)              -               -
      Proceeds from sale of marketable securities                                         -           1,565               -
      Proceeds from sale of property                                                      -               -              32
                                                                                  ---------       ---------       ---------
           Net cash used in investing activities                                     (8,215)         (1,502)           (833)
                                                                                  ---------       ---------       ---------

Cash flows from financing activities:
      Gross borrowings under line-of-credit agreement                               697,877         652,900           3,950
      Repayment of borrowings under line-of-credit                                 (703,977)       (657,600)         (3,950)
      Borrowings under long-term debt agreements                                          -           1,910               -
      Principal repayments of long-term debt                                         (1,991)           (766)         (1,338)
      Issuance of common stock                                                            -               -              19
                                                                                  ---------       ---------       ---------
           Net cash used in financing activities                                     (8,091)         (3,556)         (1,319)
                                                                                  ---------       ---------       ---------

Increase in cash and cash equivalents                                                   526          11,634          10,071
      Cash and cash equivalents at beginning of period                                  150             676          12,310
                                                                                  ---------       ---------       ---------
      Cash and cash equivalents at end of period                                  $     676       $  12,310       $  22,381
                                                                                  =========       =========       =========

Supplemental disclosure of cash flow information:
      Interest paid                                                               $   3,570       $   3,408       $   3,046
      Income taxes paid                                                               5,304           1,599           1,522

Supplemental disclosure of non-cash investing and financing activity:
      Capital lease obligation entered into                                       $       -       $     587       $       -

See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Line of business

OroAmerica, Inc. (the Company) is a Delaware corporation primarily engaged in importing, manufacturing and distributing gold jewelry products to large retailers such as mass merchandisers and discount stores, catalog showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs and department stores and to jewelry wholesalers and distributors.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. Investments in 20% to 50% owned affiliated companies are accounted for on the equity method where the Company exercises significant influence over operating and financial affairs. Otherwise, investments are included at cost. Significant intercompany transactions are eliminated in consolidation.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Years

The Company reports results of operations for a fiscal year consisting of a 52- or 53- week period ending the Friday closest to January 31. The fiscal years ended January 27, 1995 and January 31, 1997 consist of fifty-two weeks. The fiscal year ended February 2, 1996 consists of fifty-three weeks.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include amounts held at financial institutions or highly liquid investments with original maturities of ninety days or less when purchased. The fair value of cash and cash equivalents approximates their carrying amount.

Concentrations of Credit Risk

The Company's financial instruments subject to credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents in high quality securities with a major bank and financial institution. With respect to accounts receivable, the Company extends credit based on an evaluation of a customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company's ten largest customers accounted for approximately 48% of net sales in 1995, 55% of net sales in 1996 and 51% of net sales in 1997. One customer, Walmart, accounted for 12.4%, 20.5% and 17.7% of the Company's net sales for the years ended January 27, 1995, February 2, 1996, and January 31, 1997, respectively. No other individual customer accounts for more than 10 percent of sales. At February 2, 1996 and January 31, 1997, gross accounts receivable included balances totaling $19.7 million and $12.8 million, respectively, from the Company's ten largest customers.

Marketable Securities Available for Sale

The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS No.
115) for marketable securities acquired in July 1994. SFAS No. 115 requires that investments in debt and equity securities which are available for sale be recorded at fair value in the financial statements and that unrealized holding gains and losses be reported as a net amount in a separate component of stockholders' equity until realized.

Allowance for Sales Returns and Doubtful Accounts

The Company reduces gross sales by the amount of discounts and returns to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience. The Company provides allowances for doubtful accounts receivable when it determines that such amounts are uncollectible. Actual bad debt and sales return experience has been in line with management's expectations. The allowances are as follows at the following dates:

                                     February 2,                 January 31,
                                            1996                        1997
                               -----------------              --------------
    Doubtful accounts . . . . . . . . $1,448,000                  $1,582,000
    Sales returns. . . . . . . . . .  $8,500,000                  $8,640,000

Cost of Goods Sold and Inventories

The principal component of inventories and cost of goods sold is the cost of the bullion and other raw materials used in the production of the Company's jewelry. Other components of inventories and cost of goods sold include direct costs incurred by the Company in its manufacturing operations, fees paid to outside manufacturers, procurement costs such as customs duties, handling charges and freight and provisions for uncollectible vendor advances.

The Company accounts for its inventories at the lower of cost or market, using the last in, first out (LIFO) method to determine cost. Year end gold inventory cost used in determining incremental LIFO layers is based on the year end gold market price at the Second London Gold Fixing. The LIFO cost may increase or decrease from year to year as a result of changes in quantities and unit prices in ending inventory. Consigned gold is not included in inventory, and there is no related liability recorded at year end.

"Market" consists of the market value of gold in inventory, determined as of the last day of the reporting period, plus allocated manufacturing costs (labor and overhead). When market value is lower than LIFO cost and market value declines from period to period, the carrying value of inventory is reduced, resulting in an increase in cost of goods sold.

Forward Purchase Contracts

The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts for trading purposes. The effects of hedging transactions are recognized when contracts are settled. The aggregate amounts of forward contracts were $7.8 million and $1.8 million at February 2, 1996 and January 31, 1997, respectively. The forward contract outstanding at January 31, 1997, expired in February 1997. The carrying value of the forward purchase contract approximates its fair value because of the relatively short maturity of this contract.

Property and Equipment

Property and equipment are stated at cost or, in the case of leased assets under capital leases, at the present value of future minimum lease payments. Expenditures for major renewals and improvements which substantially increase the useful lives of assets are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation of buildings and equipment is provided over the estimated useful lives of the assets using straight-line and accelerated methods. Amortization of leasehold improvements is provided using the straight-line method over the life of the lease or asset, whichever is shorter. The useful lives range from three to twenty years.

Excess of Purchase Price over the Fair Value of Net Assets Acquired

The excess of the purchase price over the fair value of the net assets acquired in the amount of $5,793,000, which arose in connection with the acquisition of a former stockholder's interests in the Company and its affiliates in 1987, is amortized over twenty-five years. In May 1994, the Company purchased the capital stock of Jerry Madison Enterprises, a jewelry company which specializes in the production and distribution of diamond-accented and gemstone jewelry merchandise. This transaction was accounted for under the purchase method. The purchase price was paid by a combination of cash and the issuance of the Company's stock, totaling $1,098,000. The excess of the purchase price over the fair value of the net assets acquired in the amount of $1,098,000, is amortized over fifteen years. During fiscal 1996, goodwill related to the Jerry Madison acquisition was reduced by approximately $125,000 due to the elimination of certain net liability accounts established at acquisition which no longer represented a future obligation. The consolidated results of operations on a pro forma basis as if Jerry Madison Enterprises had been acquired as of the beginning of the Company's fiscal year 1995 have not been presented as the effects are immaterial.

Amortization expense for fiscal 1995, 1996 and 1997 was $301,000, $304,000, and $294,000, respectively. Accumulated amortization at February 2, 1996 and January 31, 1997 was $2,077,000 and $2,371,000, respectively.

Patents and License

At January 28, 1994, the Company had a patent and license to use a patent for jewelry products. In April 1994, the Company purchased a patent for "Supreme Value Rope" for $6 million and terminated the related license. The Company amortizes its patents over their economic useful lives, estimated between fifteen and seventeen years. Amortization expense for fiscal 1995, 1996 and 1997 was approximately $354,000, $490,000, and $489,000, respectively. Accumulated amortization at February 2, 1996 and January 31, 1997, was $1,362,000 and $1,851,000, respectively.

Income Taxes

The provision for income taxes includes amounts related to current taxable income and deferred income taxes. A deferred income tax asset or liability is determined by applying currently enacted tax laws and rates to the expected reversals of cumulative temporary differences between the carrying value of assets and liabilities for financial statement and income tax purposes. Additionally, a valuation allowance is established to reduce a deferred tax asset if it is more likely than not that all, or some portion, of such deferred tax asset will not be realized. The deferred income tax provision is measured by the change in the net deferred income tax asset or liability during the year.

Impairment of Long-Lived Assets

In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Since adoption, no impairment losses have been recognized.

Stock Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." In February 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting For Stock-Based Compensation" (see Note 13).

Net Income Per Share

Net income per share is computed by dividing net income for all periods presented by the weighted average number of shares outstanding during each period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share" in February 1997 which is effective for fiscal years beginning after December 15, 1997. SFAS No. 128 establishes accounting standards for computation, presentation, and disclosure requirements for earnings per share for entities with publicly-held common stock or potential common stock. The objective of SFAS No. 128 is to simplify the computation of earnings per share and to make the U.S. standard for computing earnings per share more compatible with the earnings per share standards of other countries and with that of the International Accounting Standards Committee. The Company shall adopt the provisions of SFAS No. 128 in fiscal 1998 and expects no material impact on its financial statements.

NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands except per ounce data):

                                     February 2,        January 31,
                                            1996               1997
                                    ------------        -----------
Gold and other raw materials          $  1,475             $  2,880
Manufacturing costs and other           12,804                9,041
                                      --------             --------
                                        14,279               11,921
LIFO cost less than FIFO cost           (2,414)              (1,880)
Allowance for vendor advances             (858)                (630)
                                      --------             --------
Inventories                           $ 11,007             $  9,411
                                      ========             ========

Gold price per ounce:                 $ 414.50             $ 345.50
                                      ========             ========


The Company has several consignment agreements with gold consignors, providing for a maximum aggregate consignment of 255,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

At February 2, 1996 and January 31, 1997, the Company held 181,800 and 147,500 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at year end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

The gold consignors and the Company's revolving credit lender (Note 6) have a security interest in substantially all the assets of the Company. The Company pays to the gold consignors a consignment fee based on the dollar equivalent of ounces outstanding, computed based on the Second London Gold Fixing, as defined in the agreements. Each consignment agreement is terminable on a 30 days notice by the Company or the consignor.

The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements (a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $10.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At January 31, 1997, the Company was in compliance with all of the requirements of its consignment agreements.

During fiscal 1995, the Company sold a substantial portion of its equity gold, resulting in a reduction in the amount of gold owned by the Company from 56,400 ounces at January 28, 1994 to 4,900 ounces at January 27, 1995. This reduction resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the cost of fiscal 1995 purchases, the effect of which increased cost of goods sold by approximately $1.8 million and decreased net income by $1.1 million or $.17 per share. In fiscal 1997 the Company reduced inventory levels, resulting in a liquidation of manufacturing cost LIFO inventory, carried at lower costs prevailing in prior years, the effect of which reduced costs of goods sold by approximately $535,000 and increased net income by approximately $305,000 or $.05 per share. The Company anticipates that it will maintain its level of owned gold at a substantially reduced level.


NOTE 3 - MARKETABLE SECURITIES:

At January 27, 1995, the Company's investment common stock was classified as available-for-sale securities and reported at its fair value of $1,150,000 compared to an original carrying value of $1,531,000. The unrealized loss of $381,000, net of tax, was reported as a separate component of stockholders' equity. In July 1995, the Company's investment in common stock was sold for approximately $1,565,000 and the related unrealized loss was eliminated.


NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                                    February 2,              January 31,
                                                           1996                     1997
                                                   ------------              -----------
Land                                               $      3,364              $     3,364
Buildings, leaseholds and improvements                    6,759                    7,318
Construction in progress                                     76                       88
Automobiles                                                 301                      221
Office furniture and equipment                            6,127                    6,314
Manufacturing equipment                                   3,378                    3,446
                                                   ------------              -----------
                                                         20,005                   20,751
Less:  Accumulated depreciation                          (9,068)                 (10,532)
                                                   ------------              -----------
                                                   $     10,937              $    10,219
                                                   ============              ===========


NOTE 5 - NON-CURRENT ACCOUNT RECEIVABLE:

On September 24, 1996, Best Products Co., Inc. ("Best"), a customer owing $1,153,000, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. On March 4, 1997, Best filed with the United States Bankruptcy Court ("the Bankruptcy Court") a proposed plan of liquidation (the "Plan") and a disclosure statement relating to the Plan (the "Disclosure Statement"), which was approved by the Bankruptcy Court the day it was filed. The Plan provides for the liquidation and conversion of all of Best's remaining assets to cash and the distribution of the net proceeds realized from the liquidation to creditors in accordance with the priorities of the bankruptcy code. Under the Plan, Best estimates that unsecured creditors will recover approximately 68% of their claims. However, actual distributions under the Plan may vary depending on various matters, including the resolution of certain claims as set forth in the Disclosure Statement. On April 18, 1997, unsecured creditors voted to accept or reject the plan submitted by Best. The outcome of this vote has not yet been determined.

The Company has discounted the face value of its receivable to what it anticipates it will recover from liquidation of Best's assets. Because the Company is unable to predict repayment prior to January 1998, the Company has classified the Best receivable as long-term at January 31, 1997.

NOTE 6 - BORROWINGS UNDER REVOLVING CREDIT AGREEMENT:

The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of February 2, 1996 and January 31, 1997. No short-term advances were outstanding at February 2, 1996 and January 31, 1997. Stand-by letters of credit outstanding at February 2, 1996 and January 31, 1997, totaled $700,000 and $1,583,000, respectively. The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. At January 31, 1997, no amounts were outstanding under the reducing-revolving line of credit. At February 2, 1996, advances under the reducing-revolving credit facility were $800,000, bearing interest at the Bank's prime rate plus .75%. The $800,000 of advances under the reducing-revolving credit facility have been classified as long-term at February 2, 1996 (See Note 7). The revolving credit agreement expires August 1, 1998. Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At January 31, 1997, the Company was in compliance with all of the requirements of the revolving credit agreement.

NOTE 7 LONG-TERM DEBT:
Long-term debt consists of the following (in thousands):

                                                                                         February 2,              January 31,
                                                                                                1996                     1997
                                                                                         -----------              -----------
Note with interest at the bank's prime rate (8.5 percent at January 31, 1997)
  plus 2 percent, secured by commercial property, payable in monthly installments of $10,000 plus interest, unpaid
  balance due September 1998                                                           $     1,880               $     1,760

Note with interest at the bank's prime rate (8.5 percent at January 31, 1997)
  plus 1.50 percent, secured by real property, payable in monthly principal and
  interest installments of $13,928,  unpaid balance due February 1998                          315                       173

Note with interest at the bank's reference rate (8.5 percent at January 31, 1997)
  plus 1.5 percent, secured by commercial property, payable in monthly principal
  and interest installments of $4,622, unpaid balance due September 1998                       497                       492

Note with interest at the bank's reference rate (8.5 percent at January 31,
  1997) plus 1.5 percent, secured by commercial property, payable in monthly principal and interest installments of $9,782, unpaid balance
  due March 1997                                                                               153                        46

Note with interest at the bank's reference rate (8.5 percent at January 31,
  1997) plus 1.5 percent, secured by commercial property, payable in monthly principal and interest installments of $6,772, unpaid balance due
  September 1998                                                                               393                       349

Reducing-revolving line of credit bearing interest at the bank's prime rate
  (8.25 percent at January 31, 1997) plus .75 percent (Note 6)                                 800                         -

Capital lease obligation due in February 1999, interest rate at 12.83 percent, payable in monthly principal and interest installments
  of $14,674                                                                                   499                       379
                                                                                     -------------             -------------
Total long-term debt                                                                         4,537                     3,199
Less: Current portion                                                                         (737)                     (514)
                                                                                     -------------             -------------
                                                                                     $       3,800             $       2,685
                                                                                     =============             =============

The interest rates on the Company's revolving credit agreement and long-term debt agreements are tied to market rates. Accordingly, the carrying values of the Company's short-term and long-term debt agreements approximate their fair values.

Long-term debt at January 31, 1997 matures as follows (in thousands):

                     Fiscal                                           Principal
                      Year                                             Payment
                      ----                                             -------
                     1998 . . . . . . . . . . . . . . . . . . . . . . .    $514
                     1999 . . . . . . . . . . . . . . . . . . . . . . .   2,594
                     2000 . . . . . . . . . . . . . . . . . . . . . . .      91
                                                                        --------
                                                                        $ 3,199
                                                                        ========

NOTE 8 - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

                                                                                  February 2,                     January 31,
                                                                                         1996                            1997
                                                                        ---------------------            -------------------
Advertising and customer promotions                                     $               2,294            $             2,384
Interest                                                                                  242                             81
Payroll and fringe benefits                                                               924                            912
Sales taxes                                                                               105                            105
Deferred liabilities                                                                       99                            408
Professional fees                                                                         907                            749
Other miscellaneous liabilities                                                           878                          1,091
                                                                        ---------------------            -------------------
Total                                                                   $               5,449            $             5,730
                                                                        =====================            ===================




NOTE 9 - INCOME TAXES:

The provision for income taxes for the fiscal years 1995, 1996 and 1997 are summarized as follows (in thousands):

                                     1995       1996       1997
                                  -------    -------    -------

Current:
           Federal                $ 2,575    $ 1,010    $ 1,836
           State                      803        478        275
                                  -------    -------    -------
                                    3,378      1,488      2,111
                                  -------    -------    -------

Deferred:
           Federal                   (253)      (221)      (325)
           State                      (95)      (713)      (101)
                                  -------    -------    -------
                                     (348)      (934)      (426)
                                  -------    -------    -------
           Income tax provision   $ 3,030    $   554    $ 1,685
                                  =======    =======    =======

Deferred tax assets by jurisdiction are as follows:

                                               February 2,       January 31,
                                                     1996              1997
                                               ----------        ----------
Deferred taxes - Federal                       $    1,575        $    1,900
Deferred taxes - State                                426               527
                                               ----------        ----------
                                               $    2,001        $    2,427
                                               ==========        ==========

Deferred tax assets (liabilities) are comprised of the following:

                                             February 2,          January 31,
                                                    1996                 1997
                                             -----------          -----------
Deferred tax liabilities
      Inventory                                $(2,327)            $(2,051)
      Fixed and intangible assets                 (769)               (604)
      Prepaid box supplies                        (191)               (114)
                                               -------             -------
      Total deferred tax liabilities            (3,287)             (2,769)
                                               -------             -------
Deferred tax assets
      Reserve for returns                        3,412               3,468
      Bad debt reserve                             936                 890
      Compensation accruals                        198                 196
      Net operating loss carryforwards             410                 352
      Other                                        332                 290
                                               -------             -------
      Total deferred tax assets                  5,288               5,196
                                               -------             -------
Net deferred tax assets                        $ 2,001             $ 2,427
                                               =======             =======


As a result of its purchase of Jerry Madison Enterprises, the Company acquired net operating loss carryforwards ("NOLs") of approximately $1.4 million which expire through 2009. These NOLs are subject to the limitations under Internal Revenue Code Section 382, which may limit the usage of the NOLs in any given year.

The following is a reconciliation for the U.S. federal statutory rate and the effective tax rate:

                                                    Fiscal Year Ended
                                       ---------------------------------------------
                                       January 27,      February 2,       January 31,
                                             1995             1996              1997
                                        ---------       ----------       ----------

Federal statutory rate                     34.0%            34.0%            34.0%
State and local income taxes,
   net of federal tax benefits              6.5             18.8              3.0
Goodwill amortization                       1.4             11.5              2.6
Effect of foreign operations               (1.3)            (8.8)            (5.0)
Other, net                                  1.5              6.1              8.9
                                           ----             ----             ----
Effective income tax rate                  42.1%            61.6%            43.5%
                                           ====             ====             ====

Pretax income includes approximately $573,000 of income from foreign subsidiaries.

NOTE 10 - RELATED PARTY TRANSACTIONS:

The Company accounts for its investments in less than majority-owned entities using the equity method. The results of operations and the financial positions of the affiliates are immaterial to the Company. The Company owns a 45 percent interest in Sicor, an Italian corporation which manufactures gold chain, jewelry and similar items. The Company purchases finished product from Sicor at prices which management believes represent Sicor's cost. Purchases from Sicor during fiscal years 1995, 1996 and 1997 were approximately $581,000, $196,000 and $234,000, respectively.

During fiscal 1993, the Company made an initial capital contribution of $6,000 to a new partnership (OroIndo) whose purpose is to develop rope chain manufacturing. The Company owns a 50 percent interest in OroIndo and accounts for this entity using the equity method. The purchases from OroIndo during fiscal year 1995, 1996 and 1997 were approximately $868,000, $1,106,000 and $966,000, respectively.

In June 1993, the Company entered into a Tax Indemnification Agreement with the principal stockholder who owned capital stock when the Company was an S Corporation. The Tax Indemnification Agreement provides for, among other things, the indemnification of the principal stockholder for any losses or liabilities (including interest, penalties and professional fees) with respect to any additional taxes resulting from the Company's operations during the period in which it was an S Corporation. On September 1, 1992, the Company's status as an S Corporation for income tax purposes was terminated.

NOTE 11 - SALARY DEFERRAL AND PROFIT SHARING PLAN:

The Company has a Salary Deferral and Profit Sharing Plan covering substantially all eligible employees. Under the plan, employees may elect to defer a percentage of their salary. The Company may, at its discretion, make contributions to the plan. The Company contributed approximately $63,000, $50,000, and $80,000 to the plan during the fiscal years ended January 27, 1995, February 2, 1996 and January 31, 1997, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space and manufacturing facilities. These leases are classified as operating leases and have original, noncancellable terms of one to five years. The three year office space lease agreement provides for minimum annual rentals, subject to annual escalations generally based on the Consumer Price Index plus executory costs. Rent expense for fiscal years 1995, 1996 and 1997 was approximately $160,000, $282,000, and $277,000, respectively.

The Company leases computer equipment under agreements classified as capital leases. One such agreement expired in fiscal 1995. Another such agreement started in fiscal 1996.

Future minimum annual commitments under the capital lease and operating leases with initial or remaining terms of one year or more consist of the following at January 31, 1997 (in thousands):

                                                    Capital          Operating
Fiscal Year                                          Leases             Leases
-----------                                     -----------     --------------
1998                                            $       176     $          123
1999                                                    176                 74
2000                                                     93                 22
                                                -----------     --------------
Total minimum lease payments                            445     $          219
                                                                ==============
Less: Amount representing interest                      (66)
                                                -----------
Present value of minimum lease payments         $       379
                                                ===========

Property and equipment accounts include the following amounts for computer equipment that have been recorded under capital leases (in thousands):

                                              February 2,               January 31,
                                                     1996                      1997
                                       ------------------        ------------------
Office furniture and equipment         $              631        $              631
Less: Accumulated depreciation                       (185)                     (329)
                                       ------------------        ------------------
                                       $              446        $              302
                                        =================         =================

In the normal course of business, the Company is a defendant in various lawsuits. The Company's management believes that there will be no material adverse impact on the financial condition or results of operations of the Company as a result of the ultimate resolution of these matters.

NOTE 13 - STOCK OPTION PLANS:

The Company has an Incentive Stock Option Plan under which options to purchase shares of the Company's common stock may be granted to key employees of the Company. In fiscal 1995 stockholders approved an increase in the total number of shares issuable under the Incentive Stock Option Plan from 300,000 shares to 500,000 shares. Additionally, stockholders approved a Director Stock Option Plan under which the Company may grant options to purchase shares of the Company's stock to each non-employee director of the Company. The total number of shares issuable under the Director Stock Option Plan is 100,000 shares. All options under both plans expire 10 years from the date of grant. Options granted in fiscal years 1995, 1996 and 1997 include 30,000, 10,000 and 5,000 of options granted to directors, respectively. Options granted under both plans become exercisable in cumulative annual increments of 20 percent, commencing on the date of grant, except for one director. For one director, options granted in fiscal 1995 under the Director Stock agreement were 100 percent exercisable on the date of grant. Both Plans are administered by a Compensation Committee appointed by and holding office at the pleasure of the Board of Directors. Stock option activity is shown below:


                                                                 Weighted-
                                                   Options         Average
                                               Outstanding        Exercise
                                                    Number           Price
                                               -----------        --------
Outstanding at January 28, 1994                    211,250           $8.89
  Granted                                          105,000          $13.00
  Exercised                                              -               -
  Cancelled                                              -               -
                                               -----------
Outstanding at January 27, 1995                    316,250          $10.25
  Granted                                           10,000           $4.13
  Exercised                                              -               -
  Cancelled                                        (10,000)         $14.25
                                               -----------
Outstanding at February 2, 1996                    316,250           $9.93
  Granted                                          107,500           $4.69
  Exercised                                         (4,000)          $4.69
  Cancelled                                        (20,250)          $5.23
                                               -----------
Outstanding at January 31, 1997                    399,500           $8.81
                                               ===========

Options exercisable at January 27, 1995            174,250           $8.35
                                               ===========

Options exercisable at February 2, 1996            213,250           $9.01
                                               ===========

Options exercisable at January 31, 1997            251,500           $9.51
                                               ===========


The following table summarizes information about employee and director stock options outstanding at January 31, 1997:


                                Options Outstanding                             Options Exercisable
                    -------------------------------------------------      --------------------------------
                                         Weighted-
                                           Average         Weighted-                             Weighted-
  Range of                               Remaining           Average                               Average
  Exercise                Number       Contractual          Exercise              Number          Exercise
    Prices           Outstanding              Life             Price         Exercisable             Price
  ---------          ------------      ------------        ----------       -------------        ----------
   $4.13 to  $5.23     194,500               5.9             $4.88             102,500             $5.09
  $12.25 to $14.25     205,000               6.9            $12.54             149,000            $12.54
                       -------                                                 -------
                       399,500               6.4             $8.81             251,500             $9.51
                       =======                                                 =======

Pro-forma information regarding the net income and earnings per share is required By SFAS No. 123, and has been determined as if the Company had accounted for the employee and non-employee director stock options granted only in fiscal years 1996 and 1997, under the fair value method of that Statement. The impact on fiscal years 1996 and 1997 of options granted prior to fiscal 1996 has been excluded from this presentation. The weighted-average estimated grant fair values, as defined by SFAS No. 123, for options granted during fiscal
1996 and fiscal 1997, were $2.24 and $2.51, respectively. All options were granted at exercise prices equal to market prices during fiscal years 1996 and 1997.

The fair value for options granted in fiscal 1996 and 1997 was estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the two fiscal years ended January 31, 1997.


                                                                    1996                           1997
                                                    --------------------           --------------------
Risk-free interest rate                                            5.83%                          6.31%
Dividend yield                                                      0.0%                           0.0%
Volatility                                                        48.61%                         48.16%
Weighted-average option life                                     6 Years                        6 Years

Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. Had compensation cost for these plans been determined using fair value, rather than the quoted market price, the Company's net income and net income per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                    1996                           1997
-------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                       $346                         $2,190
  Pro forma                                                          345                          2,158

Net income per share:
  As reported                                                       $.06                         $  .35
  Pro forma                                                          .06                            .34
-------------------------------------------------------------------------------------------------------


NOTE 14 - CAPITAL STOCK:

Each holder of Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Stockholders are not entitled to cumulate votes in the election of directors and, therefore, holders of a majority of the outstanding shares of Common Stock can elect all of the directors. Subject to any preferences which may be granted to the holders of Preferred Stock, each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors.

The Board of Directors, without further action by the holders of Common Stock, may issue shares of Preferred Stock in one or more series and may fix or alter the rights, preferences, privileges and restrictions of any unissued series of Preferred Stock, including the voting rights, redemption provisions (including sinking fund provisions), dividend rights, dividend rates, liquidation preferences and conversion rights. No shares of Preferred Stock are outstanding.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):
(Amounts in thousands, except per share amounts)


                                                     1997 Quarters
                                   -------------------------------------------------------
Quarter Ended                           1st            2nd           3rd         4th
------------------------------------------------------------------------------------------
Net Sales                           $   44,915   $   29,747    $   55,649   $   46,754
Gross Margin                             8,246        5,056        10,749        8,616
Net Income (Loss)                          287         (645)        1,622          926
Per Share Data
           Net Income (Loss)               .05         (.10)          .26          .14
           Market Price - High            4.88         6.50          6.50         6.50
           Market Price - Low             4.25         4.75          5.00         4.63


                                                      1996 Quarters
                                    --------------------------------------------------
Quarter Ended                            1st           2nd           3rd           4th
---------------------------------------------------------------------------------------
Net Sales                           $   42,337   $   33,043    $   72,799   $   65,238
Gross Margin                             7,181        4,817        11,842       10,712
Net Income (Loss)                           67       (1,108)        1,369           18
Per Share Data
           Net Income (Loss)               .01         (.18)          .22          .00
           Market Price - High            6.75         5.50          4.75         4.88
           Market Price - Low             4.50         3.50          3.88         4.00

The Company's Common Stock is traded over-the-counter in the NASDAQ National Market System ("NMS")under the trading symbol "OROA" since the Company's initial public offering on September 23, 1993. On April 22, 1997, there were 31 holders of record of the Common Stock.

The Company has not paid dividends on the Common Stock since its initial public offering in September 1993 and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain earnings for use in the Company's business. In addition, the Company's revolving credit facilities and gold consignment agreements contain convenants which prohibit the payment of dividends on the Common Stock.

                                OroAmerica, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)

                                                                 Additions
                                         --------------------------------------------------------
                                                            Charged
                                         Balance            to costs          Charged                                Balance
                                         at beginning       and ex-           to other                               at end
                    Description          of period          penses            accounts           Deductions          of period
---------------------------------------- ---------------    ---------------   ---------------    -------------       ------------



For the year ended January 27, 1995:
   Allowance for doubtful accounts               $1,500               $327              $173 (1)       ($900) (2)         $1,100
   Reserve for estimated returns                  5,600                  0                 0              200 (3)          5,800
   Allowance for uncollectible
     vendor advances                                750                  0                 0                0                750
                                         ---------------    ---------------   ---------------    -------------        -----------

                       Total                     $7,850               $327              $173           ($700)             $7,650
                                         ===============    ===============   ===============    =============        ===========



For the year ended February 2, 1996:
   Allowance for doubtful accounts               $1,100             $1,898            ($497) (4)     ($1,053) (2)         $1,448
   Reserve for estimated returns                  5,800                  0                 0            2,700 (3)          8,500
   Allowance for uncollectible
     vendor advances                                750                  0               108 (5)            0                858
                                         ---------------    ---------------   ---------------    -------------         ----------

                       Total                     $7,650             $1,898            ($389)           $1,647            $10,806
                                         ===============    ===============   ===============    =============         ==========

For the year ended January 31, 1997:
   Allowance for doubtful accounts               $1,448               $517               $31 (1)       ($414) (2)         $1,582
   Reserve for estimated returns                  8,500                  0                 0              140 (3)          8,640
   Allowance for uncollectible
     vendor advances                                858                  0                 0            (228) (6)            630
                                         ---------------    ---------------   ---------------    -------------         ----------

                       Total                    $10,806               $517               $31           ($502)            $10,852
                                         ===============    ===============   ===============    =============         ==========


(1)   Collection of trade accounts receivable previously written off.

(2) Due to debtors' inability to pay, price disputes, shortages and other allowances.

(3) The Company reduces gross sales by the amount of returns processed. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

(4) Includes $210,000 of payments determined to be "preferential" by a bankruptcy court, $380,000 of memo and sample accounts written-off from inventory, and a $69,000 adjustment to goodwill originating from the Jerry Madison acquisition. These items were offset by $162,000 of collections of trade accounts receivable previously written off.

(5)   Cash received on vendor advances previously written-off.

(6)   Reduction in vendor reserve credited to cost of sales.


EXHIBIT
NUMBER                DESCRIPTION
------                -----------
10.41            Letter Agreement, dated August 8, 1996, between the registrant and Shiu Shao.
10.42            Letter Agreement, dated August 8, 1996, between the registrant and Sophia Chalermsopone.
10.43            Letter Agreement, dated August 8, 1996, between the registrant and Claudia Hollingsworth.
10.44            Letter Agreement, dated August 8, 1996, between the registrant and David Wu.
10.45            Letter Agreement, dated September 11, 1996, between the
                 registrant and Betty Sou.
10.46            Exclusive License Agreement, dated December 15, 1996, between
                 Fragrance Business Company Limited and the registrant.
23.1             Consent of Price Waterhouse LLP
27.1             Financial Data Schedule