Form 10-Q
period 1997-05-02
OROAMERICA INC
filed 1997-06-16
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 2, 1997.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________________ to ___________________

         Commission File Number  0-21862


                                OROAMERICA, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                       94-2385342
(State or other jurisdiction               (I.R.S. Employer Identification No.)
    of incorporation or
       organization)

443 NORTH VARNEY STREET, BURBANK, CALIFORNIA                91502
  (Address of principal executive offices)                (Zip Code)

                                 (818) 848-5555
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                        SHARES OUTSTANDING AS OF
            CLASS                                             June 11, 1997
            -----                                       ------------------------
Common Stock, $.001 par value                                   6,254,378

                                OROAMERICA, INC.

                           REPORT ON FORM 10-Q FOR THE
                            QUARTER ENDED MAY 2, 1997


                                TABLE OF CONTENTS



                                                                                               PAGE
                                                                                               ----
PART I - FINANCIAL INFORMATION
         Item 1.           FINANCIAL STATEMENTS
                           Consolidated Balance Sheets ......................................   1
                           Consolidated Statements of Income ................................   2
                           Consolidated Statements of Cash Flows ............................   3
                           Notes to Condensed Consolidated Financial Statements..............   4 - 6

         Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS ..............................   7


PART II - OTHER INFORMATION

         Items 1 through  5.        Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K ..........................................   11


SIGNATURES  .................................................................................   12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                OROAMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                   January 31,       May 2,
(Dollars in thousands, except share amounts)                              1997         1997
---------------------------------------------------------------------------------------------
                                                                                  (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                          $22,381      $19,601
    Accounts receivable less allowance for returns
      and doubtful accounts of $10,222 and $6,144                       17,837       14,999
    Other accounts and notes receivable                                    521          517
    Inventories (Note 2)                                                 9,411       11,053
    Deferred income taxes                                                2,712        2,712
    Prepaid income taxes                                                  --            162
    Prepaid items and other current assets                                 582        1,054
---------------------------------------------------------------------------------------------
        Total current assets                                            53,444       50,098
Property and equipment, net                                             10,219       10,469
Excess of purchase price over net assets acquired, net                   4,395        4,322
Patents, net                                                             5,666        5,544
Investments in and advances to affiliates                                  642          642
Non-current note receivable                                                768          768
Other assets                                                               127          141
---------------------------------------------------------------------------------------------
                                                                       $75,261      $71,984
=============================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                  $   514      $   450
    Notes payable (Note 3)                                                --           --
    Accounts payable                                                     6,094        3,609
    Income taxes payable                                                   443          522
    Accrued expenses                                                     5,730        4,866
---------------------------------------------------------------------------------------------
        Total current liabilities                                       12,781        9,447
Deferred income taxes payable                                              285          285
Long-term debt, less current portion                                     2,685        2,590
---------------------------------------------------------------------------------------------
        Total liabilities                                               15,751       12,322
---------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock,  500,000 shares authorized, $.001 par value;
         none issued and outstanding
    Common stock, 10,000,000 shares authorized, $.001 par value;
         6,252,378, and 6,254,378 shares issued and outstanding
         at January 31, 1997 and May 2, 1997, respectively                   6            6
    Paid-in capital                                                     42,970       42,979
    Retained earnings                                                   16,534       16,677
---------------------------------------------------------------------------------------------
         Total stockholders' equity                                     59,510       59,662
---------------------------------------------------------------------------------------------
                                                                       $75,261      $71,984
=============================================================================================

See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                THIRTEEN WEEKS ENDED MAY 3, 1996 AND MAY 2, 1997
                                   (Unaudited)



                                                        May 3,           May 2,
(Dollars in thousands, except per share amounts)         1996             1997
------------------------------------------------------------------------------
Net sales                                           $   44,915      $   32,650
Cost of goods sold, exclusive of depreciation           36,669          26,439
------------------------------------------------------------------------------
Gross profit                                             8,246           6,211
Selling, general and administrative expenses             6,918           5,524
------------------------------------------------------------------------------
Operating income                                         1,328             687
Interest expense                                           788             426
------------------------------------------------------------------------------
Income before income taxes                                 540             261
Provision for income taxes                                 253             118
------------------------------------------------------------------------------
Net income                                          $      287      $      143
------------------------------------------------------------------------------
Net income per share (Note 1)                       $      .05      $      .02
------------------------------------------------------------------------------
Weighted average shares outstanding                  6,249,415       6,258,725
==============================================================================

See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 For the Thirteen Weeks Ended
                                                                        May 3,         May 2,
(Dollars in thousands)                                                    1996           1997
---------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $    287       $    143
  Adjustments to reconcile net income  to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                         646            563
     Provision for losses on accounts receivable                           165             41
     Provision for estimated returns                                    (2,812)        (4,040)
     Gain on sale of  fixed assets                                         (21)          --
  Change in assets and liabilities:
     Accounts receivable                                                 7,340          6,687
     Other accounts and notes receivable                                    70              4
     Inventories                                                         3,972         (1,642)
     Prepaid income taxes and income taxes payable                         142            (83)
     Prepaid items and other current assets                               (312)          (502)
     Accounts payable, accrued expenses and deferred liabilities         2,275         (3,199)
---------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities            11,752         (2,028)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                 (533)          (602)
     Proceeds from sale of fixed assets                                     26           --
---------------------------------------------------------------------------------------------
         Net cash used in investing activities                            (507)          (602)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal repayments of long-term debt                               (131)          (159)
     Issuance of common stock                                             --                9
---------------------------------------------------------------------------------------------
         Net cash used in  financing activities                           (131)          (150)
---------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        11,114         (2,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        12,310         22,381
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 23,424       $ 19,601
=============================================================================================
Supplemental disclosure of cash flow information:
     Interest paid                                                    $    722       $    477
     Income taxes paid                                                $      1       $    201


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen week periods ended May 3, 1996 and May 2, 1997. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1997 audited consolidated financial statements. The results of operations for the thirteen week period ended May 2, 1997 are not necessarily indicative of the results for a full year.

NET INCOME PER SHARE

         Net income per share is computed by dividing net income for each period presented by the weighted average number of shares outstanding during such period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.


NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands, except per ounce data):

                                          January  31,       May 2,
                                              1997           1997
                                          ------------     --------
                                                          (Unaudited)
         Gold and other raw materials       $  2,880       $  2,940
         Manufacturing costs and other         9,041          8,911
                                            --------       --------
         Jewelry inventories                  11,921         11,851
         Tobacco inventories                    --            1,608
         Perfume inventories                    --               66
                                            --------       --------
                  Subtotal                    11,921         13,525

         LIFO cost less than FIFO cost        (1,880)        (1,842)
         Allowance for vendor advances          (630)          (630)
                                            --------       --------
                                            $  9,411       $ 11,053
                                            ========       ========

         Gold price per ounce               $ 345.50       $ 339.65
                                            ========       ========

         The Company values its jewelry inventories using the last-in, first-out
(LIFO) method. The Company values its tobacco and perfume inventories using the first-in, first-out (FIFO) method.

         The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 270,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until the consigned gold is purchased by the Company.

         At January 31, 1997 and May 2, 1997, the Company held approximately 147,500 and 147,100 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned-gold into finished jewelry products.

         The gold consignors and the Company's revolving credit lender (Note 3) have a security interest in substantially all the assets of the Company. The Company pays to the gold consignors a consignment fee based on the dollar equivalent of ounces outstanding, computed based on the Second London Gold Fixing, as defined in the gold consignment agreements. Each consignment agreement is terminable on 30 days notice by the Company or the consignor.

         The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio, and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract, and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At May 2, 1997, the Company was in compliance with all of the requirements of its consignment agreements.


NOTE 3 - NOTES PAYABLE

         The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of January 31, 1997 or May 2, 1997. No short-term advances were outstanding at January 31, 1997 or at May 2, 1997. Stand-by letters of credit outstanding at January 31, 1997 and at May 2, 1997 totaled $1,583,000 and $1,500,000, respectively. The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. Advances under the reducing-revolving credit facility bear interest at the bank's prime rate plus .75%. No advances under the reducing-revolving credit facility were outstanding at January 31, 1997 or May 2, 1997. The revolving credit agreement expires August 1, 1998.

         Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At May 2, 1997, the Company was in compliance with all of the requirements of the revolving credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the financial statements and notes thereto.

GENERAL
         The Company's business, and the jewelry business in general, is highly seasonal. Historically, the third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the third and fourth quarters generally produce the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and, in turn, has led to a seasonal buildup in customer receivables in the fourth quarter that must be funded by increased borrowings. Consequently, the results of first quarter operations are not necessarily indicative of the Company's performance for an entire year.

         Prices for the Company's jewelry products generally are determined by reference to the current market price of gold. Consequently, the Company's sales could be affected by increases, decreases or volatility in the price of gold.

         The Company accounts for its jewelry inventories at the lower of cost or market, using the last-in, first-out (LIFO) method to determine cost, less the allowance for vendor advances. As a result, the Company's gross profit margin can be affected by changes in LIFO reserves and the allowance for vendor advances, as well as by changes in the amount of gold owned at each period end and fluctuations in the price of gold.

         On February 27, 1997, the Company announced its entry into the premium cigar business. In its Form 10-K for the fiscal year ended January 31, 1997, the Company disclosed its intent to market perfume under an exclusive license agreement with a French manufacturer. As of May 2, 1997, no cigar or perfume revenues have been recognized.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the consolidated statements of income.

                                                         As a Percentage of Net Sales
                                                         ----------------------------
                                                            Thirteen Weeks Ended
                                                             May 3,       May 2,
                                                               1996         1997
                                                            -------       ------
         Net sales                                            100.0%      100.0%
         Cost of goods sold                                    81.6        81.0
                                                              -----       -----
         Gross profit                                          18.4        19.0
         Selling, general and  administrative expenses         15.4        16.9
                                                              -----       -----
         Operating income                                       3.0         2.1
         Interest expense                                       1.8         1.3
                                                              -----       -----
         Income before income taxes                             1.2          .8
         Provision for income taxes                              .6          .4
                                                              -----       -----
         Net income                                              .6%         .4%
                                                              =====       =====

THIRTEEN WEEKS ENDED MAY 2, 1997 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1996

         Net sales for the thirteen weeks ended May 2, 1997 decreased by $12.3 million, or 27.3%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold and to a decrease in sales prices due to a reduction in the average market price of gold. The Company attributes this decrease to inventory reductions by certain retail customers.

         Gross profit for the thirteen week period ended May 2, 1997 decreased by $2.0 million, or 24.7%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 18.4% for the thirteen week period ended May 3, 1996 to 19.0% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on the cost of goods sold, the gross margin for the thirteen week periods ended May 2, 1997 and May 3, 1996, would have been 19.0% and 18.4% of sales, respectively. The increase was due to changes in sales product mix. The gold prices used to cost inventory at February 2, 1996, May 3, 1996, January 31, 1997 and May 2, 1997, were $414.50, $394.00, $345.50 and $339.65, respectively.

         Selling, general and administrative expenses for the thirteen weeks ended May 2, 1997, decreased by $1.4 million or 20.2%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 15.4% in the thirteen weeks ended May 3, 1996 to 16.9% in the thirteen weeks ended May 2, 1997. The decrease in the dollar amount of selling, general and administrative expenses is primarily attributable to decreased consulting, professional and outside services of $1.0 million. Consulting, professional and outside services have decreased primarily due to the resolution of certain litigation in the second quarter of fiscal 1997.

         Interest expense for the thirteen weeks ended May 2, 1997 decreased by approximately $362,000, or 45.9%, from the comparable period of the prior year. Interest expense declined due to reduced borrowings under the gold consignment agreements.

         The effective tax rate in the thirteen weeks ended May 2, 1997 was 45.2% as compared to 46.9% in the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program, and borrowings under its revolving credit facilities. A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 270,000 ounces at May 2, 1997 and is subject to fluctuations based on changes in the market value of gold. As of May 2, 1997, the Company held approximately 147,100 ounces of gold on consignment.

         The Company's revolving credit facility with Bank of America NT & SA expires August 1, 1998. The credit facility provides for borrowings which vary seasonally from $20.0 million to $35.0 million and are limited to the lesser of the credit line, as seasonally adjusted, or 75% of eligible accounts receivable minus a reserve amount as provided for under the credit facility.

         For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Condensed Consolidated Financial Statements.

         Net accounts receivable decreased from $17.8 million at January 31, 1997 to $15.0 million at May 2, 1997. The decrease in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $10.2 million at January 31, 1997 to $6.1 million at May 2, 1997. The decrease in the amount of the allowance at May 2, 1997 is primarily attributable to seasonal adjustments in the reserve for returns.

         Total inventories increased from $9.4 million at January 31, 1997 to $11.0 million at May 2, 1997. The increase is primarily attributable to the build up of tobacco and perfume inventories of approximately $1.7 million. At May 2, 1997, a substantial portion of the gold included in the Company's finished goods and work-in-process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable decreased from $6.1 million at January 31, 1997 to $3.6 million at May 2, 1997. This decrease is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $5.7 million at January 31, 1997 to $4.9 million at May 2, 1997. This decrease results from decreased amounts accrued for cooperative advertising, sales tax, and legal fees, offset by increases in amounts accrued for payroll and fringe benefits.

         During the thirteen weeks ended May 2, 1997, the Company has expended approximately $2.0 million for its cigar and perfume operations, principally for the purchase of tobacco and perfume inventories. The Company also estimates that its working capital and capital expenditure requirements for its cigar operations for the balance of fiscal 1998 will approximate $2.5 million. The Company expects to incur capital expenditures related to its jewelry business of approximately $1.2 million during the balance of fiscal 1998, principally for improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         On February 27, 1997, OroAmerica, Inc. filed a report on Form 8-K disclosing, under Item 5, that the Company was entering the premium cigar business.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OROAMERICA, INC.



Date:    June 13, 1997                      By:  SHIU SHAO
         -------------                           -------------------------------
                                                 SHIU SHAO, Vice President and
                                                 Chief Financial Officer




Date:    June 13, 1997                      By:  BETTY SOU
         -------------                           -------------------------------
                                                 BETTY SOU, Controller