Form 10-Q
period 1997-08-01
OROAMERICA INC
filed 1997-09-15
CIK 824435

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 1, 1997.
                                                             --------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

        Commission File Number  0-21862


                                OROAMERICA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    94-2385342
            --------                                    ----------
  (State or other jurisdiction             (I.R.S. Employer Identification  No.)
of incorporation or organization)

443 North Varney Street, Burbank, California                  91502
--------------------------------------------                  -----
  (Address of principal executive offices)                  (Zip Code)

                                 (818) 848-5555
                                 --------------
              (Registrants telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                       SHARES OUTSTANDING AS OF
   CLASS                                                  September 10, 1997
   -----                                               ------------------------
Common Stock                                                   6,254,378

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED AUGUST 1, 1997


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                             PAGE

     Item 1. Financial Statements
             Consolidated Balance Sheets ................................... 1
             Consolidated Statements of Income ............................. 2
             Consolidated Statements of Cash Flows.......................... 3
             Notes to Condensed Consolidated Financial Statements......... 4 - 6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................ 7


PART II - OTHER INFORMATION

     Items 1 through 3.     Not Applicable

     Item 4. Submission of Matters to a Vote of Security Holders........... 12

     Item 5. Not Applicable

     Item 6. Exhibits and Reports on Form 8-K.............................. 12

SIGNATURES ................................................................ 13

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              JANUARY 31,    AUGUST 1,
                                                                                     1997         1997
                                                                              -----------    ---------
                                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                       $22,381      $21,085
  Accounts receivable less allowance for returns
    and doubtful accounts of $10,222 and $4,899                                    17,837       13,765
  Other accounts and notes receivable                                                 521          267
  Inventories (Note 2)                                                              9,411       10,567
  Deferred income taxes                                                             2,712        2,712
  Prepaid income taxes                                                               --             53
  Prepaid items and other current assets                                              582        1,247
                                                                                  -------      -------
     Total current assets                                                          53,444       49,696

Property and equipment, net                                                        10,219       10,504
Excess of purchase price over net assets acquired, net                              4,395        4,249
Patents, net                                                                        5,666        5,421
Investments in and advances to affiliates                                             642          642
Non-current notes receivable                                                          768        1,047
Other assets                                                                          127          141
                                                                                  -------      -------
                                                                                  $75,261      $71,700
                                                                                  =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                               $   514      $   414
  Notes payable (Note 3)                                                             --           --
  Accounts payable                                                                  6,094        4,637
  Income taxes payable                                                                443         --
  Accrued expenses                                                                  5,730        4,660
                                                                                  -------      -------
     Total current liabilities                                                     12,781        9,711
Deferred income taxes payable                                                         285          285
Long-term debt, less current portion                                                2,685        2,508
                                                                                  -------      -------
     Total liabilities                                                             15,751       12,504
                                                                                  -------      -------

Stockholders' equity:
  Preferred stock,  500,000 shares authorized, $.001 par value;
    none issued and outstanding                                                      --           --
  Common stock, 10,000,000 shares authorized, $.001 par value; 6,252,378 and
    6,254,378 shares issued and outstanding
    at January 31, 1997 and August 1, 1997, respectively                                6            6
  Paid-in capital                                                                  42,970       42,979
  Retained earnings                                                                16,534       16,211
                                                                                  -------      -------
     Total stockholders' equity                                                    59,510       59,196
                                                                                  -------      -------
                                                                                  $75,261      $71,700
                                                                                  =======      =======

      See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 PERIODS ENDED AUGUST 2, 1996 AND AUGUST 1, 1997
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                     FOR THE                            FOR THE
                                              THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                         -----------------------------       -----------------------------
                                           AUGUST 2,         AUGUST 1,         AUGUST 2,         AUGUST 1,
                                                1996              1997              1996              1997
                                         -----------       -----------       -----------       -----------
Net sales                                $    29,747       $    27,585       $    74,662       $    60,235

Cost of goods sold, exclusive of
  depreciation                                24,691            21,944            61,360            48,383
                                         -----------       -----------       -----------       -----------

  Gross profit                                 5,056             5,641            13,302            11,852

Selling, general and administrative
  expenses                                     5,354             6,117            12,272            11,641
                                         -----------       -----------       -----------       -----------

Operating (loss) income                         (298)             (476)            1,030               211

Interest expense                                 645               373             1,433               799
                                         -----------       -----------       -----------       -----------

Loss before income taxes                        (943)             (849)             (403)             (588)

Benefit  for income taxes                       (298)             (383)              (45)             (265)
                                         -----------       -----------       -----------       -----------

Net loss                                 $      (645)      $      (466)      $      (358)      $      (323)
                                         ===========       ===========       ===========       ===========

Net loss per share (Note 1)              $      (.10)      $      (.07)      $      (.05)      $      (.05)
                                         ===========       ===========       ===========       ===========

Weighted average shares outstanding        6,250,749         6,254,378         6,249,045         6,254,045

     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                           Increase (Decrease) in Cash

                                                                                    FOR THE
                                                                            TWENTY-SIX WEEKS ENDED
                                                                           ------------------------
                                                                           AUGUST 2,      AUGUST 1,
                                                                                1996           1997
                                                                            --------       --------
Cash flows from operating activities:
  Net loss                                                                  $   (358)      $   (323)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                            1,306          1,161
      Provision for losses on accounts receivable                                188            356
      Provision for estimated returns                                         (5,000)        (5,490)
      Gain on sale of fixed assets                                               (21)          --
Change in assets and liabilities:
      Accounts receivable                                                     11,229          9,056
      Other accounts and notes receivable                                       (185)           254
      Inventories                                                             (5,276)        (1,156)
      Non-current accounts receivable                                           --             (279)
      Prepaid income taxes and income taxes payable                              (81)          (496)
      Prepaid items and other current assets                                     (53)          (695)
      Accounts payable, accrued expenses and deferred liabilities                258         (2,378)
                                                                            --------       --------
         Net cash provided by operating activities                             2,007             10
                                                                            --------       --------

Cash flows from investing activities:
  Capital expenditures                                                          (657)        (1,038)
  Proceeds from sale of fixed assets                                              27           --
                                                                            --------       --------
               Net cash used in investing activities                            (630)        (1,038)
                                                                            --------       --------

Cash flows from financing activities:
  Gross borrowings under line-of-credit agreement                               --              300
  Repayment of borrowings under line-of-credit                                  --             (300)
  Principal repayments of long-term debt                                        (460)          (277)
  Issuance of common stock                                                        19              9
                                                                            --------       --------
         Net cash used in financing activities                                  (441)          (268)
                                                                            --------       --------

Increase in cash and cash equivalents                                            936         (1,296)
Cash and cash equivalents at beginning of period                              12,310         22,381
                                                                            --------       --------
Cash and cash equivalents at end of period                                  $ 13,246       $ 21,085
                                                                            ========       ========

Supplemental disclosure of cash flow information:
  Interest paid                                                             $  1,579       $    398
  Income taxes paid                                                         $     35       $    231

     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and twenty-six week periods ended August 2, 1996 and August 1, 1997. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1997 audited consolidated financial statements. The results of operations for the thirteen and twenty-six week periods ended August 1, 1997 are not necessarily indicative of the results for a full year.

Net income per share

        Net income per share is computed by dividing net income for all periods presented by the weighted average number of shares outstanding during each period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.

NOTE 2 - INVENTORIES

        Inventories consist of the following (in thousands, except per ounce data):

                                        January 31,      August 1,
                                               1997           1997
                                           --------       --------
                                                        (Unaudited)

        Gold and other raw materials       $  2,880       $  2,345
        Manufacturing costs and other         9,041          8,706
                                           --------       --------
        Jewelry inventories                  11,921         11,051
        Tobacco inventories                    --            1,633
        Perfume inventories                    --              267
                                           --------       --------
                        Subtotal             11,921         12,951

        LIFO cost less than FIFO cost        (1,880)        (1,754)
        Allowance for vendor advances          (630)          (630)
                                           --------       --------
                                           $  9,411       $ 10,567
                                           ========       ========

        Gold price per ounce               $ 345.50       $ 324.10
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

        At January 31, 1997 and August 1, 1997, the Company held approximately 147,500 and 156,000 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

        The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At August 1, 1997, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 - NOTES PAYABLE

        The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of January 31, 1997 and August 1, 1997. No short-term advances were outstanding at January 31, 1997 and August 1, 1997. A stand-by letter of credit outstanding at January 31, 1997 and August 1, 1997 totaled $1,583,000 and $1,000,000, respectively. The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. Advances under the reducing-revolving credit facility bear interest at the bank's prime rate plus .75%. No advances under the reducing-revolving credit facility were outstanding at January 31, 1997 or August 1, 1997. The revolving credit agreement expires August 1, 1998.

        Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At August 1, 1997, the Company was in compliance with all of the requirements of the revolving credit agreement.

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

        On February 27, 1997, the Company announced its entry into the premium cigar business. In its Form 10-K for fiscal year ended January 31, 1997, the Company disclosed its intent to market perfume under an exclusive license agreement with a French manufacturer. As of August 1, 1997, no cigar or perfume revenues have been recognized.


RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the consolidated statements of income.


                                       AS A PERCENTAGE OF NET SALES
                                       ----------------------------
                              THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                              AUGUST 2,   AUGUST 1,    AUGUST 2,   AUGUST 1,
                                1996        1997         1996         1997
                               -----        -----        -----        -----
Net sales                      100.0%       100.0%       100.0%       100.0%
Cost of goods sold              83.0         79.6         82.2         80.3
                               -----        -----        -----        -----
Gross profit                    17.0         20.4         17.8         19.7
Selling, general and
  administrative expenses       18.0         22.2         16.4         19.3
                               -----        -----        -----        -----
Operating (loss) income         (1.0)        (1.8)         1.4          0.4
Interest expense                 2.2          1.3          1.9          1.3
                               -----        -----        -----        -----
Loss before income taxes        (3.2)        (3.1)        (0.5)        (0.9)
Benefit for income taxes        (1.0)        (1.4)        (0.0)        (0.4)
                               -----        -----        -----        -----
Net loss                        (2.2)%       (1.7)%       (0.5)%       (0.5)%
                               =====        =====        =====        =====

THIRTEEN WEEKS ENDED AUGUST 1, 1997 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 2, 1996

        Net sales for the thirteen weeks ended August 1, 1997 decreased by $2.2 million, or 7.3%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in sales prices due to a reduction in the average market price of gold and to a decrease in the amount of gold jewelry (by weight) sold.

        Gross profit for the thirteen week period ended August 1, 1997 increased by $585,000 or 11.6%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 17.0% for the thirteen week period ended August 2, 1996 to 20.4% for the current period. In the thirteen weeks ended August 1, 1997, there was a decrease in cost of sales of $22,000 which was primarily attributable to a LIFO reserve adjustment of $88,000 offset by a $66,000 decrease in the carrying value of inventory due to gold price fluctuations. In the thirteen weeks ended August 2, 1996, there was a decrease in cost of sales of $226,000 which was primarily attributable to a LIFO reserve adjustment. Absent these factors, the gross profit margin in the thirteen week periods ended August 1, 1997 and August 2, 1996 would have been 20.4% and 16.2% of sales, respectively. The increase on a comparable basis, was due to changes in sales product mix. The gold prices used to cost inventory at August 1, 1997, May 2, 1997, August 2, 1996, and May 3, 1996, were $324.10, $339.65, $386.35 and
$394.00 per ounce, respectively.

        Selling, general and administrative expenses for the thirteen weeks ended August 1, 1997 increased by $763,000, or 14.3%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 18.0% in the thirteen weeks ended August 2, 1996 to 22.2% in the thirteen weeks ended August 1, 1997. The increase in the amount of selling, general and administrative expense is primarily attributable to increased personnel costs of $107,000, increased selling and product expenses of $385,000, and increased provision for bad debts of $292,000. These increases to expense were offset by an increase in other income of $81,000. Personnel costs have increased primarily due to increased personnel for cigar and perfume operations and administrative functions. Selling and product expenses have risen due to increases in cooperative advertising and royalty fee expense. The provision for bad debts has increased primarily due to additional amounts reserved for accounts receivable due from Montgomery Ward as a result of its bankruptcy filing during the current quarter.

        Interest expense for the thirteen weeks ended August 1, 1997 decreased by approximately $272,000 or 42.2%, from the comparable period of the prior year. Interest expense declined due to reduced borrowings under the gold consignment agreements.

        The effective tax benefit rate in the thirteen weeks ended August 1, 1997 was 45.1% as compared to 31.6% in the comparable period of the prior year.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 1996

        Net sales for the twenty-six weeks ended August 1, 1997 decreased by $14.4 million, or 19.3%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in sales prices due to a reduction in the average market price of gold and to a decrease in the amount of gold jewelry (by weight) sold by the Company.

        Gross profit for the twenty-six week period ended August 1, 1997 decreased by $1.5 million, or 10.9% from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 17.8% for the twenty-six weeks ended August 2, 1996 to 19.7% for the current period. In the twenty-six week period ended August 1, 1997, there was a decrease in cost of sales of $35,000, which was attributable to a LIFO reserve adjustment of $126,000 offset by a $91,000 decrease in the carrying value of inventory due to gold price fluctuations. In the twenty-six week period ended August 2, 1996, there was a decrease in cost of sales of $163,000, which was attributable to a LIFO reserve adjustment of $212,000 offset by an inventory adjustment of $49,000 from gold price fluctuations. Absent these factors, the gross profit margin in the twenty-six weeks ended August 1, 1997 and August 2, 1996 would have been 19.6% and 17.6%, respectively. The increase on a comparable basis is due to changes in sales product mix. The gold prices used to cost inventory at August 1, 1997, January 31, 1997, August 2, 1996 and February 2, 1996 were $324.10,
$345.50, $386.34, $414.50 per ounce, respectively.

        Selling, general and administrative expenses for the twenty-six weeks ended August 1, 1997 decreased by $631,000 or 5.1%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 16.4% in the twenty-six weeks ended August 2, 1996 to 19.3% in the current period. The decrease in the dollar amount of selling, general administrative expenses is primarily attributable to decreased consulting, professional and outside services of $970,000, offset by increased selling and product expenses of $182,000 and increased provision for bad debts of $168,000. Professional and consulting services decreased approximately $1.3 million due to a reduction in legal fees caused by the settlement of certain litigation in fiscal 1997. This decrease was offset by a $320,000 increase in temporary personnel expense due to a higher utilization of temporary personnel in the Company's operations. Selling and product expenses have increased primarily due to increases in cooperative advertising and royalty fee expense. The provision for bad debts has increased primarily due to additional amounts reserved for accounts receivable due from Montgomery Ward as a result of its bankruptcy filing in the current period.

        Interest expense for the twenty-six weeks ended August 1, 1997 decreased by $634,000, or 44.2%, from the comparable period of the prior year. This decrease is primarily attributable to reduced borrowings under the gold consignment agreements.

        The effective tax benefit rate in the twenty-six weeks ended August 1, 1997 was 45.1% as compared to 11.2% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

        A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 270,000 ounces at August 1, 1997 and is subject to fluctuations based on changes in the market value of gold. At August 1, 1997, the Company held approximately 156,000 ounces of gold on consignment.

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

        Net accounts receivable decreased from $17.8 million at January 31, 1997 to $13.8 million at August 1, 1997. The decrease in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $10.2 million at January 31, 1997 to $4.9 million at August 1, 1997. The decrease in the amount of the allowance at August 1, 1997 is primarily attributable to seasonal adjustments in the reserve for returns.

        Inventories increased from $9.4 million at January 31, 1997 to $10.6 million at August 1, 1997. This increase is primarily attributable to the build up of tobacco and perfume inventories of approximately $1.9 million. At August 1, 1997, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

        Accounts payable decreased from $6.1 million at January 31, 1997 to $4.6 million at August 1, 1997. This decrease is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $5.7 million at January 31, 1997 to $4.7 million at August 1, 1997. This decrease results primarily from reduced amounts accrued for cooperative advertising due to the timing of payments thereon.

        During the twenty-six weeks ended August 1, 1997, the Company has expended approximately $2.3 million for its cigar and perfume operations, principally for the purchase of tobacco and perfume inventories. The Company also estimates that its working capital and capital expenditure requirements for its cigar operations for the balance fiscal 1998 will approximate $2.0 million. The Company expects to incur capital expenditures related to its jewelry business of approximately $600,000 during the balance of fiscal 1998, principally for improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders of the Company was held on July 1, 1997. At the Annual Meeting, Guy Benhamou, David Rousso, Bertram K. Massing, Ronald A. Katz and Shiu Shao were elected as directors of the Company. Of the 5,548,095 shares of common stock represented in person or by proxy at the Annual Meeting, Messrs. Benhamou, Rousso, Massing, Katz, and Shao received 5,534,545, 5,534,045, 5,534,545, 5,534,545 and 5,534,045 votes in favor of the election, respectively.

        At the Annual Meeting, the stockholders also approved the proposal to ratify the selection of Price Waterhouse LLP as independent accountants for fiscal 1998, such proposal receiving 5,532,395 votes for approval and 4,800 votes against approval, with 10,900 votes abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27     Financial Data Schedule.

(b) There were no reports on Form 8-K filed during the thirteen weeks ended August 1, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OROAMERICA, INC.



Date:    September 10, 1997          By: SHIU SHAO
         ------------------              -----------------------------
                                         SHIU SHAO, Vice President and
                                         Chief Financial Officer




Date:    September 10, 1997          By: BETTY SOU
         ------------------              -----------------------------
                                         BETTY SOU, Controller