Form 10-Q
period 1997-10-31
OROAMERICA INC
filed 1997-12-15
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 31, 1997.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from______to_____.

        Commission File Number  0-21862


                                OROAMERICA, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                       94-2385342
        ----------------------------       -------------------------------------
        (State or other jurisdiction       (I.R.S. Employer Identification  No.)
        of incorporation or
        organization)

        443 North Varney Street, Burbank, California                91502
        --------------------------------------------                -----
        (Address of principal executive offices)                 (Zip Code)


        (818) 848-5555
        --------------
        (Registrants telephone number, including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                     ---   ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   SHARES OUTSTANDING AS OF
                      CLASS                           December 11, 1997
                      -----                           -----------------
                      Common Stock                       6,254,378

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                         QUARTER ENDED OCTOBER 31, 1997


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                                     PAGE
        Item 1.       Financial Statements

                      Condensed Consolidated Balance Sheets ..................................       1
                      Condensed Consolidated Statements of Income ............................       2
                      Condensed Consolidated Statements of Cash Flows ........................       3
                      Notes to Condensed Consolidated Financial Statements....................       4 - 6

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations ....................................       7


PART II - OTHER INFORMATION

        Items 1. through  5. Not Applicable

        Item 6.  Exhibits and Reports on Form 8-K ............................................       11


SIGNATURES....................................................................................       12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                OROAMERICA, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  JANUARY 31,           OCTOBER 31,
                                                                        1997                  1997
                                                               -------------           -----------
ASSETS                                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                     $    22,381           $     6,592
   Accounts receivable less allowance for returns
      and doubtful accounts of $10,222 and $8,524                     17,837                33,388
   Other accounts and notes receivable                                   521                   341
   Inventories (Note 2)                                                9,411                14,906
   Deferred income taxes                                               2,712                 2,712
   Prepaid income taxes                                                    -                 1,281
   Prepaid items and other current assets                                582                 1,302
                                                                 -----------           -----------
       Total current assets                                           53,444                60,522

Property and equipment, net                                           10,219                10,464
Excess of purchase price over net assets acquired, net                 4,395                 4,375
Patents, net                                                           5,666                 5,299
Investments in and advances to affiliates                                642                   642
Non-current accounts receivable                                          768                   490
Other assets                                                             127                    53
                                                                 -----------           -----------
                                                                 $    75,261           $    81,845
                                                                 ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                             $       514           $       381
   Notes payable (Note 3)                                                  -                 1,322
   Accounts payable                                                    6,094                 4,487
   Income taxes payable                                                  443                 2,923
   Accrued expenses                                                    5,730                 7,329
                                                                 -----------           -----------
       Total current liabilities                                      12,781                16,442
Deferred income taxes payable                                            285                   285
Long-term debt, less current portion                                   2,685                 2,426
                                                                 -----------           -----------
       Total liabilities                                              15,751                19,153
                                                                 -----------           -----------

Stockholders' equity:
   Preferred stock,  500,000 shares authorized,
     $.001 par value; none issued and outstanding                         --                    --
   Common stock, 10,000,000 shares authorized, $.001 par
     value; 6,252,378, and 6,254,378 shares issued and outstanding
     at January 31, 1997 and October  31, 1997, respectively               6                     6
   Paid-in capital                                                    42,970                42,979
   Retained earnings                                                  16,534                19,707
                                                                 -----------           -----------
        Total stockholders' equity                                    59,510                62,692
                                                                 -----------           -----------
                                                                 $    75,261           $    81,845
                                                                 ===========           ===========


     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               PERIODS ENDED NOVEMBER 1, 1996 AND OCTOBER 31, 1997
                                   (Unaudited)
                  (Dollars in thousands, except share amounts)

                                                    FOR THE                            FOR THE
                                              THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                            -------------------------          -------------------------
                                           NOVEMBER 1,  OCTOBER  31,          NOVEMBER  1,   OCTOBER 31,
                                                  1996          1997                  1996          1997
                                            ----------    ----------            ----------    ----------
Net sales                                   $   55,649    $   46,373            $  130,311    $  106,608

Cost of goods sold, exclusive of
  depreciation                                  44,900        35,899               106,260        84,282
                                            ----------    ----------            ----------    ----------

  Gross profit                                  10,749        10,474                24,051        22,326

Selling, general and administrative
  expenses (Note 5)                              7,101         3,609                19,373        15,250
                                            ----------    ----------            ----------    ----------

Operating income                                 3,648         6,865                 4,678         7,076

Interest expense                                   685           507                 2,118         1,306
                                            ----------    ----------            ----------    ----------

Income before income taxes                       2,963         6,358                 2,560         5,770

Provision for income taxes                       1,341         2,862                 1,296         2,597
                                            ----------    ----------            ----------    ----------

Net income                                  $    1,622    $    3,496            $    1,264    $    3,173
                                            ==========    ==========            ==========    ==========

Net income per share (Note 1)               $      .26    $      .56            $      .20    $      .51
                                            ==========    ==========            ==========    ==========

Weighted average shares outstanding          6,274,709     6,271,236             6,271,153     6,271,014



     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                           Increase (Decrease) in Cash

                                                                      FOR THE
                                                               THIRTY-NINE WEEKS ENDED
                                                               -----------------------
                                                               NOVEMBER 1, OCTOBER 31,
                                                                  1996       1997
                                                               -----------------------
Cash flows from operating activities:
  Net income                                                   $  1,264    $  3,173
  Adjustments to reconcile net income  to net
  cash provided by (used in)
  operating activities:
    Depreciation and amortization                                 1,863       1,782
    Provision for losses on accounts receivable                     353         647
    Provision for estimated returns                                (750)     (1,640)
    Provision for  uncollectible vendor advances                   (228)         --
    Gain on sale of fixed assets                                    (20)         --
Change in assets and liabilities, net of effects
  from acquisition of business:
    Accounts receivable                                         (15,004)    (12,990)
    Other accounts and notes receivable                             158         236
    Inventories                                                  (1,451)       (620)
    Prepaid income taxes and income taxes payable                 1,252       1,199
    Prepaid items and other current assets                           40        (741)
    Long-term note receivable                                      (807)        278
    Accounts payable, accrued expenses and
      deferred liabilities                                        4,549        (426)
                                                               --------    --------
        Net cash used in operating activities                    (8,781)     (9,102)
                                                               --------    --------

Cash flows from investing activities:
    Capital expenditures                                           (691)     (1,423)
    Acquisition of a business, net of cash acquired (Note 4)         --      (4,506)
    Proceeds from sale of fixed assets                               32          --
                                                               --------    --------
        Net cash used in investing activities                      (659)     (5,929)
                                                               --------    --------

Cash flows from financing activities:
    Gross borrowings under line-of-credit agreement                  --         300
    Repayment of borrowings under line-of-credit                     --        (300)
    Principal repayments of long-term debt
      and other notes payable                                      (599)       (767)
    Issuance of common stock                                         19           9
                                                               --------    --------
        Net cash used in  financing activities                     (580)       (758)
                                                               --------    --------

Decrease in cash and cash equivalents                           (10,020)    (15,789)
    Cash and cash equivalents at beginning of period             12,310      22,381
                                                               --------    --------
    Cash and cash equivalents at end of period                 $  2,290    $  6,592
                                                               ========    ========

Supplemental disclosure of cash flow information:
    Interest paid                                              $  2,286    $  1,268
    Income taxes paid                                          $     44    $  2,828


     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and thirty-nine week periods ended November 1, 1996 and October 31, 1997. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1997 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine week periods ended October 31, 1997 are not necessarily indicative of the results for a full year.

NET INCOME PER SHARE

        Net income per share is computed by dividing net income for all periods presented by the weighted average number of shares outstanding during each period, including dilutive shares issuable upon the exercise of stock options granted, calculated using the treasury stock method.


NOTE 2 - INVENTORIES

        Inventories consist of the following (in thousands, except per ounce data):

                               January 31,  October 31,
                                   1997       1997
                                           (Unaudited)
                                --------    --------
Gold and other raw materials    $  2,880    $  3,602
Manufacturing costs and other      9,041      11,247
                                --------    --------
Jewelry inventories               11,921      14,849
Tobacco inventories                   --       2,084
Perfume inventories                   --         386
                                --------    --------
    Subtotal                      11,921      17,319
LIFO cost less than FIFO cost     (1,880)     (1,783)
Allowance for vendor advances       (630)       (630)
                                --------    --------
                                $  9,411    $ 14,906
                                ========    ========

Gold price per ounce            $ 345.50    $ 311.40
                                ========    ========

        The Company values its jewelry inventories using the last-in, first-out
(LIFO) method. The Company values its tobacco and perfume inventories using the first-in, first-out (FIFO) method. The Company acquired approximately $4.9 million of gold jewelry inventory as a result of its acquisition of Jerry Prince, Inc. (Note 4).

          The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 270,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

              At January 31, 1997 and October 31, 1997, the Company held approximately 147,500 and 182,000 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

        The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and
(g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At October 31, 1997, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 - NOTES PAYABLE

        The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of January 31, 1997 and October 31, 1997. No short-term advances were outstanding at January 31, 1997 and at October 31, 1997. Stand-by letters of credit outstanding at January 31, 1997 and at October 31, 1997 totaled $1,583,000 and $1,500,000, respectively. The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. Advances under the reducing-revolving credit facility bear interest at the bank's prime rate plus .75%. No advances under the reducing-revolving credit facility were outstanding at January 31, 1997 and October 31, 1997. The revolving credit agreement expires August 1, 1998.

        Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At October 31, 1997, the Company was in compliance with all of the requirements of the revolving credit agreement.

The Company assumed approximately $1.7 million of short-term notes payable as a result of its acquisition of Jerry Prince, Inc. (Note 4). On October 31, 1997, the Company repaid $375,000 of the acquired debt.

NOTE 4 - ACQUISITION OF JERRY PRINCE, INC.

On October 29, 1997, the Company consummated an Asset Purchase-Sale Agreement with Jerry Prince, Inc. ("JPI"), a jewelry manufacturer and distributor located in San Diego, California, to purchase substantially all of JPI's assets (principally accounts receivable and inventories) and to assume certain liabilities incurred by JPI. The purchase price for these net assets approximated $4.9 million and was funded from existing cash. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition. The purchase price allocation will be finalized upon completion of certain audit procedures and will be reported in the Company's financial statements for the year ended January 30, 1998.

NOTE 5 - LITIGATION SETTLEMENT AWARD

In September 1997, the Company recovered approximately $4.7 million, net of attorney fees, from settlement of litigation involving the insurers for two former gold jewelry manufacturers. The settlement award is included in selling, general and administrative expense for the current quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read together with the financial statements and notes thereto. Additionally, the discussion below contains "forward-looking statements" within the meaning of the federal securities laws. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

GENERAL
        The Company's business, and the jewelry business in general, is highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the third and fourth quarters generally produce the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal buildup in customer receivables in the fourth quarter that must be funded by increased borrowings.
        Prices for the Company's products generally are determined by reference to the current market price of gold. Consequently, the Company's sales could be affected by significant increases, decreases or volatility in the price of gold.
        The Company accounts for its Jewelry inventories at the lower of cost or market, using the last-in, first-out (LIFO) method to determine cost, less the allowance for vendor advances. As a result, the Company's gross profit margin can be affected by changes in LIFO reserves and the allowance for vendor advances, as well as by changes in the amount of gold owned at each period end and fluctuations in the price of gold.
            On February 27, 1997, the Company announced its entry into the premium cigar business. In its Form 10-K for fiscal year ended January 31, 1997, the Company disclosed its intent to market perfume under an exclusive license agreement with a French manufacturer. As of October 31, 1997, no premium cigar revenues or perfume revenue have been recognized.

RESULTS OF OPERATIONS
        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the consolidated statements of income.

                                         As a Percentage of Net Sales
                               ----------------------------------------------------
                               Thirteen Weeks Ended       Thirty-nine Weeks Ended
                             -------------------------    --------------------------
                             November 1,    October 31,   November 1,   October 31,
                                  1996           1997          1996           1997
                             ---------      ---------     ----------    -----------
Net sales                        100.0%         100.0%         100.0%         100.0%
Cost of goods sold                80.7           77.4           81.5           79.1
                             ---------      ---------     ----------    -----------
Gross profit                      19.3           22.6           18.5           20.9
Selling, general and
  administrative expenses         12.8            7.8           14.9           14.3
                             ---------      ---------     ----------    -----------
Operating income                   6.5           14.8            3.6            6.6
Interest expense                   1.2            1.1            1.6            1.2
                             ---------      ---------     ----------    -----------
Income before income taxes         5.3           13.7            2.0            5.4
Provision for income taxes         2.4            6.2            1.0.           2.4
                             ---------      ---------     -----------   -----------
Net income                         2.9%           7.5%           1.0%           3.0%
                             =========      =========     ==========    ===========


THIRTEEN WEEKS ENDED OCTOBER 31, 1997 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 1, 1996

        Net sales for the thirteen weeks ended October 31, 1997 decreased by $9.3 million, or 16.7%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold and to a decrease in sales prices due to a reduction in the average market price of gold.

        Gross profit for the thirteen week period ended October 31, 1997 decreased by $275,000, or 2.6%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 19.3% for the thirteen week period ended November 1, 1996 to 22.6% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve and vendor allowance adjustments on cost of goods sold, the gross margin for the thirteen week periods ended October 31, 1997 and November 1, 1996 would have been 22.7% and 18.8%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at October 31, 1997, August 1, 1997, November 1, 1996 and August 2, 1996 were $311.40, $324.10,
$377.60 and $386.35 per ounce, respectively.

        Selling, general and administrative expenses for the thirteen weeks ended October 31, 1997, decreased by $3.5 million or 49.2%, from the comparable period of the prior year. As a percentage of net sales, these expenses decreased from 12.8% in the thirteen weeks ended November 1, 1996 to 7.8% in the thirteen weeks ended October 31, 1997. The decrease in the dollar amount of selling, general and administrative expenses is primarily attributable to increases in other income due to a litigation settlement award approximating $4.7 million. The increase in other income was offset by increased selling and product expenses of $649,000, increased personnel costs of $434,000 and increased bad debt expense of $126,000. Selling and product expense have risen due to increases in cooperative advertising and royalty fee expense. Personnel costs have increased due to increased personnel for the Company's cigar and perfume operations and administrative functions, and to increased bonus expense. Bad debt expense has increased due to the write-off of working capital advances to a jewelry manufacturer.

        Interest expense for the thirteen weeks ended October 31, 1997 decreased by approximately $178,000 or 26.0% from the comparable period of the prior year. Interest expense declined due to reduced borrowings under the gold consignment agreements.

        The effective tax rate in the thirteen weeks ended October 31, 1997 was 45% as compared to 45.3% in the comparable period of the prior year.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1996

        Net sales for the thirty-nine weeks ended October 31, 1997 decreased by $23.7 million, or 18.2%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold by the Company, and to a decrease in sales prices due to a reduction in the average market price of gold.

        Gross profit for the thirty-nine week period ended October 31, 1997 decreased by $1.7 million, or 7.2%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 18.5% for the thirty-nine weeks ended November 1, 1996 to 20.9% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve and vendor allowance adjustments on cost of goods sold, the gross margin for the thirty-nine week periods ended October 31, 1997 and November 1, 1996 would have been 20.9% and 18.1% of sales, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at October 31, 1997, January 31, 1997, November 1, 1996 and February 2, 1996 were $311.40, $345.50, $377.60 and $414.50 per ounce, respectively.

        Selling, general and administrative expenses for the thirty-nine weeks ended October 31, 1997 decreased by $4.1 million or 21.3% from the comparable period of the prior year. As a percentage of net sales, these expenses decreased from 14.9% in the thirty-nine weeks ended November 1, 1996 to 14.3% in the current period. The decrease in the amount of selling, general and administrative expenses is primarily attributable to increased other income of $4.8 million and decreased professional and consulting services of $1.5 million. The increase in other income is primarily attributable to a litigation settlement award approximating $4.7 million. Professional and consulting services decreased due to a reduction in legal fees caused by the settlement of certain litigation in fiscal 1997. These decreases to selling, general and administrative expense were offset by increased selling and product costs of $830,000, increased personnel costs of $506,000, increased temporary personnel expense of $480,000 and increased bad debt expense of $294,000. Selling and product costs have risen due to increases in cooperative advertising and royalty fee expense. Personnel costs have increased primarily due to increased personnel for cigar and perfume operations and administrative functions, and to increased bonus expense. Temporary personnel costs have increased due to a higher utilization of temporary personnel in the Company's operations. Bad debt expense has risen primarily due to the write-off of certain accounts receivable due to bankruptcy filings.

        Interest expense for the thirty-nine weeks ended October 31, 1997 decreased by approximately $812,000 or 38.3% from the comparable period of the prior year. Interest expense declined due to reduced borrowings under the line of credit and gold consignment agreements.

        The effective tax rate in the thirty-nine weeks ended October 31, 1997 was 45% as compared to 50.6% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities. A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 270,000 ounces at October 31, 1997 and is subject to fluctuations based on changes in the market value of gold. At October 31, 1997, the Company held approximately 182,000 ounces of gold on consignment.

        The Company's credit facility with Bank of America NT & SA expires August 1, 1998. The credit facility provides for borrowings which vary seasonally from $20.0 million to $35.0 million and are limited to the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount as provided for under the credit facility.

        For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Condensed Consolidated Financial Statements.

        Net accounts receivable increased from $17.8 million at January 31, 1997 to $33.4 million at October 31, 1997. The increase in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $10.2 million at January 31, 1997 to $8.5 million at October 31, 1997. The decrease in the amount of the allowance at October 31, 1997 is primarily attributable to seasonal adjustments in the reserve for returns.

        Inventories increased from $9.4 million at January 31, 1997 to $14.9 million at October 31, 1997. The increase is primarily attributable to the acquisition of jewelry inventories and to the build up of tobacco and perfume inventories of approximately $2.5 million.

        Accounts payable decreased from $6.1 million at January 31, 1997 to $4.5 million at October 31, 1997. This decrease is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses increased from $5.7 million at January 31, 1997 to $7.3 million at October 31, 1997. This increase results from increased amounts accrued for payroll, selling expense and gold price adjustments.

        During the thirteen weeks ended October 31, 1997, the Company has expended approximately $4.0 million for its cigar and perfume operations, principally for the purchase of tobacco and perfume inventories. The Company also estimates that its capital expenditure requirements for its cigar operations for the balance of fiscal 1998 will approximate $0.5 million. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     On September 9, 1997, the Company filed a report on Form 8-K disclosing, under Item 2, that OroAmerica, Inc. entered into a Purchase-Sale agreement with Ravel, Inc., a manufacturer of gold jewelry, for the purchase of Ravel's entire gold in-house inventory and consignment inventory held by certain Ravel consignment customers.

     On November 12, 1997, the Company filed a report on Form 8-K, disclosing under Item 2, that OroAmerica, Inc. had entered into an Asset Purchase-Sale Agreement with Jerry Prince, Inc. ("JPI"), a California-based jewelry manufacturer and distributor, for the purchase of JPI's substantial assets and assumption of certain liabilities, expenses and debts incurred by JPI.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OROAMERICA, INC.



Date:   December 11, 1997                   By:    SHIU SHAO
        -----------------                          -----------------------------
                                                   SHIU SHAO, Vice President and
                                                   Chief Financial Officer




Date:   December 11, 1997                   By:    BETTY SOU
        -----------------                          -----------------------------
                                                   BETTY SOU, Controller