Form 10-K405
period 1998-01-30
OROAMERICA INC
filed 1998-04-30
CIK 824435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 30, 1998.

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

         For the transition period from ______________ to ____________________.

Commission file number 0-21862

                                OROAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           94-2385342
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

443 North Varney Street, Burbank, California                       91502
--------------------------------------------                -------------------
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

        Yes   X    No
            ------    ------
        Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 24, 1998, computed by reference to the closing sales price as reported on The Nasdaq National Market on such date, was $25,164,447. In determining such market value, shares of Common Stock beneficially owned by each executive officer and director have been excluded.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                       Number of Shares Outstanding on April 24, 1998
-----                                       ----------------------------------------------
Common Stock, $.001 par value                                    6,255,378

                      DOCUMENTS INCORPORATED BY REFERENCE

        Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 23, 1998.

ITEM 1.  BUSINESS

GENERAL

         Since its inception in 1977, OroAmerica, Inc. ("OroAmerica" or the "Company") has grown to become the nation's largest manufacturer and distributor of karat gold jewelry. The Company offers its customers a large selection of jewelry styles, consistent product quality, and prompt delivery of product orders, and provides a wide range of specialized services. The Company's customers include mass merchandisers, discount stores, home shopping networks, catalogue showrooms, warehouse clubs, and jewelry wholesalers and distributors. In fiscal 1998, sales were made to approximately 700 customers, with sales to the Company's ten largest customers accounting for approximately 54% of net sales.

         OroAmerica's principal product line consists of an extensive selection of 14 karat gold chains that are offered in a variety of popular styles, gauges, and lengths. The Company also offers its customers a wide assortment of 14 karat gold charms, earrings, rings, and bracelets and a line of 10 karat gold jewelry that includes both chain and non-chain products. Although OroAmerica intends to continue to aggressively market its karat gold chain product lines, it also intends to continue its strategy of attempting to increase its sales of non-chain karat gold products by regularly introducing new styles and building upon relationships with existing customers. The Company also has a line of sterling silver jewelry and, since May 1994, has engaged in the design, manufacture, and distribution of karat gold jewelry accented with diamonds and colored gemstones.

         The Company operates a manufacturing plant at its Burbank, California, facility where it makes a substantial portion of its products from semi-finished materials, gold bullion, and other raw materials. The Company also has four other manufacturing plants, which the Company uses for the manufacture of rope chain and other karat gold jewelry products, in facilities located in South America, the Caribbean, and Southeast Asia. The Company believes that its manufacturing capabilities better enable it to respond to customer requests for customized products, provide greater flexibility, and complement its outside sources of supply. The Company's manufacturing expertise and experience also enable it to better support and monitor the operations of its outside suppliers.

        During fiscal 1998, the Company launched a premium cigar business with the formation of CigarAmerica, Inc., a wholly-owned subsidiary of the Company. Please see "OTHER BUSINESSES" below for additional information concerning OroAmerica's new consumer product lines.

JEWELRY PRODUCTS

         The Company seeks to provide its customers with a full line of high quality karat gold jewelry products that incorporate traditional styles and designs. While the Company regularly updates its product lines and offers new products, it seeks to avoid designs incorporating fashion trends which are expected to have short life cycles. The Company currently offers over 1,800 styles of gold chains, charms, earrings, bracelets, and rings and over 1,000 styles of sterling silver chains, charms, earrings, bracelets, and rings, representing in total approximately 16,000 SKU's. The Company's products are moderately priced, with the majority of its gold products retailing at prices between $30 and $200 and a majority of its sterling silver products retailing at prices between $10 and $30. The Company's products are intended to appeal to consumers who are value-conscious as well as fashion-conscious.

         The Company's principal product line consists of an extensive selection of 14 karat gold rope and flat chains. Rope chains, as their name implies, have a woven, rope-like appearance and typically are handmade. Flat chains are made by specialized machinery which hammers the chain into various patterns. The Company's other jewelry products include 14 karat gold charms, earrings, bracelets and rings, 14 karat gold jewelry set or accented with diamonds and colored gemstones, a line of 10 karat gold jewelry which includes both chain and non-chain products, sterling silver jewelry and a line of 14 karat gold interwoven with sterling silver or with sterling silver accents. A major portion of the Company's jewelry is finished using the diamond-cut process, a technique which etches the surface of the jewelry to create a brilliant, faceted appearance. The Company believes it was one of the first manufacturers to utilize the diamond-cut process in the production of rope chains.

         The following table shows sales by product category as a percentage of total net sales of karat gold and sterling silver products for fiscal 1998, 1997, and 1996.

                                           January 30,        January 31,      February 2,
                                              1998               1997             1996
                                           ----------         ----------       --------
14 karat gold chains                             50.7%              52.7%          56.6%
14 karat gold non-chains products                22.9               21.5           17.1
10 karat gold jewelry(1)                         19.0               20.2           21.2
18 karat & 9 karat gold jewelry                   1.0                0.2            0.1
Sterling silver jewelry                           6.4                5.4            5.0
                                           ----------         ----------       --------
                                                100.0%             100.0%         100.0%
                                           ==========         ==========       ========

----------------------------------------------
(1) Includes both chain and non-chain products

        The Company maintains a staff of designers at its Burbank facility who work directly with the Company's senior officers and marketing personnel to create and develop new products meeting the needs and desires of the Company's customers. In addition, the Company's marketing and merchandising staff work closely with major customers to develop products that are sold exclusively by those customers.

        The Company's product line includes approximately 200 products that are a permanent part of its jewelry line. These products are traditionally designed karat gold chains and other jewelry products for which there has been consistent demand. The Company continually strives to update the balance of its product line with innovative, new styles. New styles primarily are introduced three times each year, in connection with major trade shows, and replace older styles whose performance has declined. The Company closely monitors sales of its new styles and promptly discontinues any styles which fail to achieve desired sales levels.

        The Company seeks to obtain proprietary protection for its products whenever possible. The Company's Silk Rope(R) (a line of rope chain that is manufactured from an increased number of thinner links as compared to a standard rope chain of comparable gauge and appearance) is manufactured using processes covered by a utility patent owned by the Company, which is due to expire in 2004. The Company's SupremeValue Rope(R) (a line of simulated diamond-cut rope chains that is manufactured using hollow rather than solid gold links) is manufactured using processes covered by two utility patents that were purchased by the Company from an unaffiliated party in April 1994, and said patents are due to expire in 2009. The patents previously were utilized by the Company pursuant to the terms of a license agreement with the prior owner. The Company also offers a line of diamond cut rope chain and a line of 14 karat gold diamond cut "tennis" bracelets, and matching gold earrings, necklaces and rings, which are marketed by the Company pursuant to the terms of a license agreement with an unaffiliated party.

        Together with the QVC Network, the Company markets and sells a specially selected and packaged line of karat gold jewelry under the name Beverly Hills Gold(R). The Company believes there is strong recognition of the Beverly Hills Gold(R) trademark with viewers of the QVC Network and that this recognition has enhanced sales of these products. During fiscal 1997, the Company introduced its Precious Precious(R) line of jewelry, which features 14 karat gold earrings, necklaces, bracelets, and rings interwoven with sterling silver or with sterling silver accents.

        The Company has expanded its line of karat gold jewelry products by its acquisition of Jerry Prince, Inc. ("JPI"), a San Diego-based jewelry company. JPI specializes in the design and distribution of fine gold jewelry, including necklaces, bracelets, pendants, charms, and other specialty precious metal jewelry items. See "Other Business Developments" below.

        The Company also generally applies for copyrights covering the design of its charms and other selected products. During fiscal 1998, sales of products manufactured or marketed pursuant to the Silk Rope(R) and SupremeValue(R) Rope patents, license agreements, copyrights or the Beverly Hills Gold(R) and Precious Precious(R) trademarks accounted for approximately 24.4% of the Company's net sales. See "Patents and Trademarks" below.


SALES AND MARKETING

        The Company's jewelry sales and marketing operations are divided into retail and wholesale divisions, with the retail division accounting for approximately three quarters of the Company's total net sales. The marketing efforts of the Company's retail division are directed towards large retailers, such as mass merchandisers and discount stores, catalogue showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs, and department stores. The wholesale division markets to jewelry wholesalers and distributors. The Company's marketing efforts emphasize maintaining and building upon the Company's relationships with existing customers.

        The Company recognizes that providing exceptional customer service is an essential element of its marketing program. The Company maintains an extensive inventory of finished goods which, when coupled with its manufacturing capabilities, enables it to rapidly fill customer orders. The Company's marketing efforts emphasize its ability to fill orders in a prompt and reliable fashion.

        In addition to prompt and reliable order fulfillment, the Company offers a wide variety of customer support services designed to meet the individual needs of its customers. For many of the Company's retail customers, the Company prepackages, price-tags, and bar codes individual pieces of jewelry, and then ships an assortment of many prepackaged items to individual retail locations. Other services provided to retail customers include advertising and merchandising support, point-of-sale displays, and training for sales employees. The Company also is able to provide to its customers computer-generated reports analyzing the customers' sales and information regarding market trends.

        In order to fill customer orders more quickly and efficiently, the Company has implemented an Electronic Data Interchange ("EDI") program with certain retail customers. Under this program, the Company electronically receives purchase orders from participating customers and electronically transmits to the customer order acknowledgements, invoices, and advance shipping notices. Certain large retailers require their vendors to utilize EDI programs. During fiscal 1998, approximately 62% of the Company's net sales were made pursuant to orders received through the EDI program.

        Sales of new products often are first made by the Company's wholesale division. The jewelry wholesalers and distributors who purchase the products from the Company typically will promote the new products to their retail customers. The promotional efforts of the wholesale division's customers provide a cost-effective method for determining whether new products will be accepted in the marketplace and, in the case of successful products, help generate interest in the new products throughout the retail sector, including with customers of the Company's retail division. Customers of the jewelry wholesale division also serve as an outlet for discontinued products that are no longer offered to retail customers.

        Marketing of the Company's products is conducted primarily from the Company's Burbank offices through its direct sales force, which includes sales personnel and customer service representatives. In addition, the Company maintains a showroom in New York City and a sales office in the Jewelry Mart area of Los Angeles which serves small wholesale customers, and the Company utilizes the services of independent sales representatives who market to retail customers and are compensated on a commission basis. The Company's products are promoted through the use of product catalogues and brochures, advertisements in trade publications, trade show exhibitions, and promotional events with retailers. The Company does not advertise its products directly to consumers.

         Prices are based in a large part on the price of gold. Prices charged to individual customers may vary based on the services required by the customer. The Company protects itself from fluctuations in the price of gold between order dates and dates of sale by maintaining forward contracts for the purchase of gold in amounts and for periods of time that approximately correspond to the Company's obligations under such orders. If the market price of gold increases between the order date and the date of sale, the Company is able to offset the increase in the cost of the gold included in the products shipped to the customer by the gain resulting from the liquidation of its position under the related forward contracts. To the extent the Company does not maintain appropriate forward contracts, the Company will be exposed to the costs associated with a subsequent increase in the price of gold.

        The Company accepts returns of products with defects in materials or workmanship. The Company also accepts returns of certain items, primarily from large retailers, in order to maintain customer goodwill and as part of promotional programs. Returns of products which are not defective generally are made as part of stock balancing transactions in which the returned products are replaced with products better suited to the customer's needs. In addition, the Company makes a limited amount of sales on a consignment basis (transactions in which products are delivered to customers for more than 30 days under terms which permit the customer to defer paying for the products until they are sold to its customers). For further information regarding the Company's returns, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

        While the Company sold its products to approximately 700 customers in fiscal 1998, sales to the Company's ten largest customers accounted for approximately 54% of net sales, and sales to the Company's 50 largest customers accounted for approximately 84% of net sales. During fiscal 1998, sales to Wal-Mart accounted for approximately 16.4% of net sales. No other customer accounted for more than 10% of net sales. The Company has no long-term contractual relationships with any of its customers.

MANUFACTURING AND PURCHASING

        The Company's products are acquired through three sources: (1) products manufactured by the Company from gold bullion and other raw materials; (2) products completed by the Company from materials ("semi-finished materials") partially fabricated by outside manufacturers; and (3) products purchased as finished goods. During fiscal 1998, the Company manufactured approximately
85% of its products from semi-finished materials and from gold bullion and other raw materials and purchased approximately 15% of its products as finished goods. The principal products manufactured by the Company from raw materials are cast jewelry, such as charms, rings, earrings and bracelets, and certain styles of rope chain. Semi-finished materials primarily consist of spools of rope chain in which the individual links have been woven and soldered by hand by outside manufacturers and at offshore manufacturing facilities operated by the Company.

        Jewelry manufacturing operations performed by the Company at its Burbank facility include: combining pure gold with other metals to produce karat gold; manufacturing cast jewelry; fabricating links used in the manufacture of the Company's rope chains; manufacturing certain styles of rope chain through the use of specialized machinery; and finishing operations such as cutting chains to the desired length, attaching clasps, cleaning, polishing, and diamond cutting. The Company believes that its manufacturing capabilities better enable it to respond to requests for customized products, provide greater flexibility, and complement its outside sources of supply. The Company also believes that the expertise derived from its manufacturing operations better enables it to support and monitor the activities of its outside manufacturers.

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

        The Company maintains a close working relationship with, and provides ongoing technical support to, the outside manufacturers who participate in the production of its rope chains. For further information regarding the Company's use of outside manufacturers, including certain risks associated therewith, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

        In order to reduce OroAmerica's reliance on outside manufacturers of its rope chain products, the Company manufactures rope chain at four facilities operated by the Company in South America, the Caribbean and Southeast Asia. In fiscal 1998, production from these facilities accounted for approximately 70% of the rope chain products sold by the Company. While the Company anticipates that its overseas manufacturing facilities will reduce its use of outside manufacturers for the production of rope chain products, the Company does not intend to consolidate the production of rope chain products at Company-operated facilities and anticipates that it will continue to rely on the services of independent outside manufacturers for the production of a substantial portion of its rope chain products.

        In addition to products manufactured from gold bullion and semi-finished materials, the Company purchases finished products from suppliers located principally in Europe and the United States. The principal items purchased by the Company are machine-made flat chains; other items purchased as finished goods include rings, bracelets, earrings, and charms. Jewelry purchased by the Company frequently is manufactured under an arrangement whereby the Company supplies all necessary gold bullion and pays a manufacturing charge and applicable duties at the time of delivery.

        During fiscal 1998, the Company purchased gold products from over 190 suppliers. The largest supplier accounted for approximately 5% of the Company's total purchases, and the ten largest suppliers accounted for approximately 31%. Although a substantial portion of the Company's purchases are concentrated with a relatively small number of suppliers, the Company does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the finished goods purchased by the Company are readily available. During recent years, the Company has increased its outside manufacturing sources and believes it could shift production to other manufacturers currently providing services to it and that other sources of supply would be available if the Company were to lose the services of any of these outside manufacturers. The Company also believes that the establishment of its own overseas manufacturing facilities for the production of rope chain products has served to lessen its reliance on the services provided by independent outside manufacturers. The Company has no long-term contractual relationships with any of its suppliers.

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

        The Company currently has in place agreements with several institutions that provide gold to the Company on a consignment basis. Title to consigned gold, including consigned gold incorporated into finished products, remains with the consigning institution until the Company purchases the gold. This substantially insulates the Company from the risk of gold price fluctuation; however, during the period of consignment, the entire risk of loss or damage to the gold is borne by the Company.

        Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished products to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. At the time of sale, the Company purchases the gold included in the finished products at current market prices. Alternatively, the Company may "replace" the consigned gold with gold purchased from another institution. The Company generally eliminates the risk of market fluctuations in the price of the consigned gold by either using the price it pays for the gold to determine the prices it charges to its customers for finished products incorporating the consigned gold or by maintaining appropriate forward contracts for the purchase of gold which protect the Company against fluctuations in the price of gold between the order date and the date of sale. See "Sales and Marketing."

        In addition to gold acquired through the consignment arrangements, the Company purchases gold from financial institutions in the form of gold bullion and from its manufacturers and vendors in the form of semi-finished materials and finished goods. During fiscal 1998, the Company satisfied approximately
81% of its gold requirements through purchases under the consignment program and purchased the remaining 19% of its gold requirements from manufacturers and vendors. The value of the gold purchased by the Company and held in inventory, as well as the value of the gold included in returned merchandise and other gold owned by the Company, is subject to fluctuation based on changes in the market value of gold. The Company does not engage in hedging transactions to protect against fluctuations in the market value of the gold owned by it.

        The Company's consignment agreements include provisions which generally limit both the fair market value and amount (by weight) of gold which the Company may hold under consignment. Based on the value of gold on March 27, 1998, the Company currently is able to hold an aggregate of approximately
285,000 ounces of gold under consignment; the actual amount of gold held by the Company under consignment on that date was approximately 149,900 ounces. The amount of gold which the Company is able to acquire under consignment is subject to fluctuations based on changes in the market value of gold. The consignment agreements contain covenants restricting the amount of consigned gold the Company may re-consign or otherwise have outside of its possession.

        The Company's consignment arrangements generally are terminable upon 30 days advance notice to the Company. Gold consignment arrangements are common in the jewelry industry, and the Company historically has not experienced any difficulties in obtaining sufficient quantities of consigned gold to meet its operating needs. If one or more institutions were to terminate the consignment arrangements, the Company believes that it would not experience any interruption in its gold supply that would materially adversely affect its business, as it believes that a number of other institutions would be willing to enter into similar arrangements. In addition, if the Company's requirements for consigned gold were to increase, the Company believes that appropriate modifications could be made to its existing arrangements or consignment arrangements could be entered into with additional institutions, so that the amount of gold available to the Company on consignment would be increased to meet its operating needs. Nevertheless, there can be no assurance that fluctuations in the credit or precious metals markets would not result in an interruption of the Company's gold supply or the contractual arrangements necessary to allow the Company to continue the use of consigned gold.

        For further information regarding the consignment agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

BACKLOG

        Substantially all of the Company's wholesale customers' orders are for immediate shipment and typically are shipped within two to four days of receipt. Orders from retailers typically have shipment dates which may range from 24 hours to 90 days. The approximate aggregate dollar value of the Company's backlog at April 9, 1997 and April 15, 1998, was $5.5 million and $7.2 million, respectively. The Company expects that substantially all of the current backlog will be shipped during the next 90 days. Annual comparisons of backlog as of any given date are not necessarily indicative of sales trends, and the Company believes that backlog is not indicative of the Company's future results of operations.

COMPETITION

        The jewelry industry in the United States is highly fragmented and characterized by a large number of small to medium-sized manufacturers, wholesalers, and distributors. The Company's business is highly competitive, and the Company's competitors include domestic and foreign jewelry manufacturers, wholesalers and importers who may operate on a national, regional or local level. Based upon its knowledge of the domestic jewelry industry and a review of available information, the Company believes that it is the largest manufacturer and distributor of karat gold jewelry in the United States and that its resources generally are equal to or greater than the resources of most of its competitors. However, some companies in the jewelry industry may be larger and have greater financial and other resources than the Company.

        OroAmerica believes that competition is based primarily on product availability, timeliness of shipment, customer service, product quality, design, and price. The diverse distribution channels in which the Company markets its products frequently involve different competitive factors. The ability to provide specialized services is a particularly important competitive factor in sales to certain large retailers such as mass merchandisers, discount stores, and warehouse clubs. Product availability and the ability to offer consistent product quality at competitive prices tend to be the key competitive factors in sales to catalogue showrooms and wholesale customers. Some of the Company's competitors may specialize in sales to particular distribution channels and may have relationships with customers in those distribution channels that make competition by the Company more difficult. The Company believes that recent consolidations at the retail level in the jewelry industry have increased the level of competition in the markets in which the Company competes.

RECENT BUSINESS DEVELOPMENTS

        ACQUISITION OF JERRY PRINCE, INC. In October 1997, OroAmerica acquired the business of Jerry Prince, Inc. ("JPI"), a San Diego based jewelry company specializing in the distribution of fine gold jewelry, including necklaces, bracelets, pendants, charms and other specialty precious metal jewelry items. In the acquisition, the Company acquired substantially all of JPI's assets, and assumed certain of its liabilities, for an aggregate purchase price of $4.9 million, net of adjustments. The Company believes that the acquisition of JPI, which now operates as a division of the Company, may offer it increased opportunities for market penetration and added volume, and may enhance the Company's distribution capabilities and relationships with certain of its major customers.

        PURCHASE OF CERTAIN ASSETS FROM RAVEL INC. In August 1997, the Company purchased certain assets from Ravel Inc., a former manufacturer of karat gold jewelry based in Clearwater, Florida. In the acquisition, the Company acquired all of Ravel's in-house inventory and all of its consignment accounts other than Barry's Jewelers, Inc. and Montgomery Ward. The Barry's Jewelers, Inc. account was subsequently purchased by the Company in January 1998. The Company did not assume any of Ravel's liabilities in connection with the acquisition.

INSURANCE

        The Company maintains primary all-risk insurance to cover thefts and damage to inventory and insurance on all goods in transit. Additional insurance coverage is provided by some of the Company's suppliers. The Company also maintains limited fidelity insurance (insurance providing coverage against theft or embezzlement by employees of the Company or its suppliers).

PATENTS AND TRADEMARKS

        The Company manufactures two lines of diamond cut rope chain using processes covered by United States utility patents and manufactures a line of diamond cut rope chain under the terms of a license agreement with an unaffiliated party. The Company generally applies for copyrights covering the design of its charms and other selected products. In addition, the Company maintains and regularly seeks to register trademark applications for marks that it uses or intends to use on or in connection with certain of its selected jewelry products. The level of protection available to the Company for proprietary products, processes, designs, and trademarks varies depending on a number of factors, including the degree of originality and the distinctiveness of these intellectual property. No assurance can be given that the Company's patents, copyrights, trademarks, and other proprietary rights will preclude competitors from developing substantially equivalent products. See "Products."

EMPLOYEES

        At March 31, 1998, the Company employed 314 persons in the United States, of whom 182 were engaged in manufacturing and distribution operations, 81 were engaged in marketing, customer service, and merchandising, and 51 were engaged in management and administration. At that date, the Company also employed 1,028 persons at its manufacturing facilities in South America, the Caribbean, and Southeast Asia. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS

        The Company's jewelry manufacturing operations routinely involve the use of small quantities of materials that are classified as hazardous. The Company believes that its use of such materials is in compliance in all material respects with applicable federal, state, and local laws and regulations concerning the environment, health and safety, and the costs incurred in complying with such laws and regulations have not been material to the Company's results of operations.

        The Company's Burbank facility is located in an area of the San Fernando Valley which is either included in, or adjacent to, an extensive area of groundwater contamination known as the San Fernando Valley Superfund Site (the "Site"). In 1986, the United States Environmental Protection Agency (the "EPA") included portions of the Site on the National Priorities List as "Superfund Sites" pursuant to the provisions of the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"). The Company is not a party to any litigation involving the Site, has not been identified by the EPA as a potentially responsible party under CERCLA and does not believe that it has contributed to the existing groundwater contamination at the Site. Nevertheless, given the location of the Company's manufacturing facility and the fact that the Company's operations involve the use of small quantities of hazardous materials, no assurances can be given that the Company will not be named as a party to litigation, or as a potentially responsible party, with respect to the Site.

OTHER BUSINESSES

        In April 1997, the Company officially launched its premium cigar business through its wholly-owned subsidiary, CigarAmerica, Inc. For the time being, the Company has decided to focus on the manufacture, distribution, and sale of two core brands of cigars, including a line of premium cigars expected to retail at a price between $3.00 and $10.00 per cigar and a line of super-premium cigars expected to retail at prices of $10.00 and up per cigar. Both cigar brands are intended for sale to the mass market through wholesale distributors, tobacconists, and upscale stores, including the Company's flagship store to be located on Rodeo Drive in Beverly Hills, California.

        The Company is seeking to capitalize on the recent growth in the premium cigar market by establishing its own house cigar brands and by relying on its many years of experience and success in manufacturing and supervising the manufacture of karat gold jewelry in foreign countries. The Company's strategies for its cigar business include the following:

        QUALITY PRODUCT LINES. The Company has commenced commercial production and begun selling its first line of premium cigars under the brand name Fuego del Rey(TM)("Fire of the King"). This cigar, which is the result of a joint effort between the Company and an Indonesian company, is handmade in Indonesia and made up of Indonesian wrapper, Jember binder, and East Javan filler. The Company also anticipates using Brazilian Maduro wrapper for its Fuego del ReyTM cigars. After rolling, the Fuego del ReyTM cigars are shrink wrapped and packaged at the Company's 26,000 square foot Indonesian facility, where the Company also reclassifies tobacco leafs. Initial sales of Fuego del ReyTM cigars began in the first quarter of fiscal 1999.

        The Company is also currently developing a brand of super premium handmade cigars, which it expects to distribute through appointed dealers, certain retail shops and its Rodeo Drive flagship store during fiscal 1999. These cigars will be made by hand from Connecticut Shade, genuine Cameroon, and/or Brazilian Maduro wrapper, while the filler and binder will be from tobacco grown in the Dominican Republic. To date, the Company has purchased a substantial supply of high-quality Connecticut Shade and Cameroon wrapper and Dominican Republic filler and binder to make these cigars. For its super premium cigars, the Company has leased a manufacturing facility in the Dominican Republic, which commenced commercial production in January 1998.

        BEVERLY HILLS FLAGSHIP STORE. In order to promote the Company's super premium cigars, the Company has leased a 1,300 square foot store on Rodeo Drive in Beverly Hills, California, where the Company intends to operate a flagship cigar store. Expected to open during the second quarter of fiscal 1999, the Company's flagship cigar store will offer for sale the Company's own brand of super premium cigars, as well as cigars manufactured by other companies, and will include a mezzanine level cigar lounge and private humidors.

        As of the end of fiscal 1998, the Company had invested approximately $2.8 million in inventory, $200,000 in real property lease expenditures and $700,000 in miscellaneous expenditures related to its cigar business.

        The Company historically has been a manufacturer and distributor of karat gold jewelry and has not engaged in the manufacture or distribution of cigars or other tobacco products until this past year. There can be no assurance that the Company will be able to successfully introduce its premium and super premium brands of cigars, successfully open and operate any retail cigar shops or otherwise successfully compete in the premium cigar market.

        The foregoing discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions investors that there are certain important factors that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included herein, as well as risks and uncertainties generally applicable to the cigar business. Among these important factors, risks and uncertainties are (a) risks associated with the commencement of a new business operation and the introduction of a new product line, including the risk of lack of market acceptance for the Company's premium cigars and risks associated with the manufacture and distribution of product lines unrelated to the Company's existing business, (b) delays that may be encountered in opening the Company's manufacturing facilities and retail store,
(c) the Company's ability to attract, hire and retain master-cigar makers and other skilled craftsmen and laborers, (d) the Company's ability to obtain, on an ongoing basis, sufficient supplies of properly aged tobacco for its proposed operations, (e) whether the recent upward trend in unit sales of premium cigars will continue, (f) extensive and increasing federal, state and local regulation of tobacco products, (g) tobacco industry litigation, (h) the competitive environment in the premium cigar market, (i) effects of any increases in excise taxes that may occur in the future, and (j) social, political and economic risks associated with foreign operations and international trade. For further information regarding these and other factors, risks and uncertainties affecting the Company's entry into the premium cigar business, reference is made to the Company's Current Report on Form 8-K dated February 27, 1997, which is incorporated herein by reference.

Perfume Business

        This past fiscal year, the Company decided to postpone its efforts to launch its perfume products in order to concentrate its efforts on its core jewelry business and the start up of its cigar business. The Company does not expect sales of its perfume products to be material in fiscal 1999.

        The Company historically has operated as a manufacturer and distributor of karat gold jewelry and has not engaged in the manufacture or distribution of perfumes or colognes. There can be no assurance that the Company will be able to successfully introduce its line of perfumes and colognes or otherwise successfully compete in the perfume and cologne market.

OTHER MATTERS

        The Company currently uses software and related computerized information systems that will be affected by the date change in the year 2000. The year 2000 issue exists because many computer systems and applications currently utilize two-digit date fields, rather than four-digit date fields, to define the applicable year. When the millenium date change occurs, date-sensitive systems will recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the year 2000 may result in systems failure or cause systems to process critical financial and operational information incorrectly.

        Based on ongoing assessments, the Company has determined that it will be required to modify or upgrade portions of its computer software so that its computer systems will properly use and recognize dates beyond December 31, 1999. Based on preliminary information compiled by the Company, costs of addressing the year 2000 issue may be between approximately $250,000 and approximately $850,000, depending primarily on whether the Company decides to modify its existing software or upgrade to new software. Other factors that may affect the Company's costs in addressing the year 2000 issue include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. The Company expects to complete all year 2000 programming changes by June 1, 1999. The estimated costs of and time frame related to this project are based on estimates of the Company's management, and there can be no assurance that actual costs will not differ materially from the current expectations. In addition, the Company's ability to interface with its customers, particularly with respect to EDI programs, may be impacted by the failure of its customers to make the appropriate upgrades or modifications to their programs to address the year 2000 issue. Nevertheless, the Company does not expect that the costs of addressing potential problems relating to the year 2000 issue will have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. Although, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner, if such processing issues are not resolved in a timely manner, the year 2000 issue could have a material impact on the operations and financial conditions of the Company.

ITEM 2.  PROPERTIES

        The Company maintains manufacturing and administrative facilities in a 52,000 square foot building of modern construction owned by the Company and located in Burbank, California. The Company currently utilizes approximately 20,000 square feet of this building as manufacturing space, approximately 25,000 square feet as distribution, warehouse, and storage space (including vaults), and approximately 7,000 square feet as administrative offices. The facility is encumbered by deeds of trust securing the repayment of indebtedness in the aggregate amount of $1.7 million at January 30, 1998, which was incurred in connection with the acquisition and expansion of the facility. The Company also owns a 15,000 square foot building, which is located in the vicinity of its current manufacturing facility. The Company currently utilizes approximately 8,000 square feet as sales offices and approximately 7,000 square feet as administrative facilities. The facility is encumbered by deeds of trust securing the repayment of indebtedness in the aggregate amount of $789,000 at January 30, 1998, which was incurred in connection with the acquisition and expansion of the facility.

        The Company also owns two buildings adjacent to its manufacturing facility, with an aggregate of 3,000 square feet, which are used for storage space. In July 1997, the Company entered into a two-year lease for a 6,800 square foot warehouse facility located next to its Burbank manufacturing facility, which lease is due to expire in August 1999. The Company also leases a sales office and showroom in New York City pursuant to a lease which expires in April 1999. The Company also leases a sales office in the Jewelry Mart area of Los Angeles, pursuant to a lease which expires in August 1998, and a purchasing office in the Jewelry Mart area of Los Angeles pursuant to a lease which expires in February 2001. The Company also owns a jewelry manufacturing facility and leases another in South America. The leased manufacturing facility in South America is occupied pursuant to a lease which expires in July 1998. The Company also leases a third manufacturing facility in the Caribbean pursuant to a lease which expires in August 1998.

        In connection with its premium cigar business, the Company is leasing a 9,600 square foot manufacturing facility in the Dominican Republic, pursuant to a lease which expires in January 2000, and a 26,000 square foot manufacturing facility in Indonesia, pursuant to a lease which expires in April 1999. In addition, the Company is leasing a 3,100 office facility in

Burbank, California which is intended to eventually serve as the principal headquarters for the Company's premium cigar business. This lease is due to expire in March 1999. The Company also has leased a 1,300 square foot retail cigar shop in Beverly Hills, California, pursuant to a lease which expires in May 2002.

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


SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

      NAME                           AGE      POSITION
      ----                           ---      --------
      Guy Benhamou                    46      Chairman of the Board, President
                                              and Chief
                                              Executive Officer
      Shiu Shao                       46      Chief Financial Officer, Vice
                                              President and Director
      Sophia Chalermsopone            45      Vice President - Sales
      Claudia Hollingsworth           38      Vice President - Sales
      David Wu                        49      Vice President - Manufacturing
      Betty Sou                       41      Controller and Secretary
      Colm Plunkett                   36      Treasurer

        GUY BENHAMOU is a co-founder of the Company and has been its President, Chief Executive Officer and a member of its Board of Directors since its inception in January 1977. Mr. Benhamou was appointed Chairman of the Board in May 1993.

        SHIU SHAO has been employed by the Company since April 1981. Mr. Shao served as Controller of the Company from 1981 to 1984 and Vice President - Finance from 1984 until September 1991, when he was appointed Chief Financial Officer. Mr. Shao also has served as a director of the Company since May 1993 and was appointed a Vice President in May 1994.

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

        BETTY SOU has been employed by the Company since January 1984. Ms. Sou served as Accounting Manager from 1984 to January 1987, when she was appointed Controller. Ms. Sou also has served as the Secretary of the Company since July 1991.

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        The Company's Common Stock has traded in the Nasdaq National Market under the trading symbol "OROA" since the Company's initial public offering on September 23, 1993.

        The following table sets forth the range of the high and low sales prices for the fiscal periods indicated, as reported on the Nasdaq National Market. On April 24, 1998, there were 26 holders of record of the Common Stock.


YEAR ENDED JANUARY 30, 1998
                                               HIGH           LOW
                                               -----         -----
        First quarter                          $5.12         $4.50
        Second quarter                         $5.88         $4.25
        Third quarter                          $6.00         $4.25
        Fourth quarter                         $5.94         $4.50
YEAR ENDED JANUARY 31, 1997
        First quarter                          $4.88         $4.25
        Second quarter                         $6.50         $4.75
        Third quarter                          $6.50         $5.00
        Fourth                                 $6.50         $4.63

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

ITEM 6.  SELECTED FINANCIAL DATA

        The following table sets forth selected financial data and other selected data of the Company. The selected historical financial data in the table for the five years in the period ended January 30, 1998 are derived from the audited consolidated financial statements of the Company.

The data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and other financial information included elsewhere herein.

                                OROAMERICA, INC.
                             SELECTED FINANCIAL DATA


For the fiscal years ended
(Dollars in thousands, except per      January 30,   January 31,   February 2,  January 27,   January 28,
share and other data)                      1998         1997         1996         1995          1994
------------------------------------------------------------------------------------------------------
Net sales                                $159,720     $177,065     $213,417     $219,415     $203,361
Cost of goods sold                        123,800      144,398      178,865      183,188      163,219
------------------------------------------------------------------------------------------------------
Gross profit                               35,920       32,667       34,552       36,227       40,142
Selling, general and administrative,
and other expenses (2)                     23,079       25,907       30,229       25,862       20,357
------------------------------------------------------------------------------------------------------
Operating income                           12,841        6,760        4,323       10,365       19,785
Interest expense                            1,894        2,885        3,423        3,170        5,021
------------------------------------------------------------------------------------------------------
Income before income
     taxes and extraordinary item          10,947        3,875          900        7,195       14,764
Provision for income taxes                  4,269        1,685          554        3,030        6,003
------------------------------------------------------------------------------------------------------
Income before extraordinary item            6,678        2,190          346        4,165        8,761
Loss on early extinguishment of debt
     less applicable income taxes of $343       -            -            -            -        (564)
------------------------------------------------------------------------------------------------------
Net income                                 $6,678       $2,190         $346       $4,165       $8,197
======================================================================================================
Net income per share:
Income before extraordinary
    item - basic                            $1.07        $0.35        $0.06        $0.67        $1.74
Income before extraordinary
    Item - diluted                          $1.06        $0.35        $0.06        $0.67        $1.78
Extraordinary item - basic                      -            -            -            -       ($0.12)
Extraordinary item - diluted                    -            -            -            -       ($0.11)
Basic net income per share                  $1.07        $0.35        $0.06        $0.67        $1.68
Diluted net income per share                $1.06        $0.35        $0.06        $0.67        $1.66
======================================================================================================
Weighted average shares outstanding     6,254,212    6,250,711    6,248,378    6,236,674    4,868,227
------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
    assuming dilution                   6,270,761    6,256,075    6,248,378    6,257,023    4,931,213
------------------------------------------------------------------------------------------------------
Other Data:
Amount of gold sold by weight
(in ounces of fine gold)                  309,900      306,763      337,855      379,223      376,010
Average daily gold price per ounce (1)  $     325     $    384    $     386    $     384   $      364
------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Working Capital                         $  48,211     $ 40,663    $  39,022    $  37,572   $   39,204
Total Assets                               86,665       75,261       73,544       76,371       81,686
Long-term debt, including current
    portion                                 2,688        3,199        4,537        2,806        4,797
Total stockholders' equity                 66,197       59,510       57,301       56,574       52,196
------------------------------------------------------------------------------------------------------

(1)  Based on the Second London Gold Fixing.

(2) For fiscal 1998, selling, general and administrative expense has been reduced by other income of $6.6 million, including $4.7 million of proceeds from the settlement of litigation involving the insurers for two former gold jewelry manufacturers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

GENERAL

Gross Sales; Returns

        The Company reduces gross sales by the amount of returns and discounts to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The total of actual returns and the provision for the returns reserve amounted to 13.0% of gross sales in fiscal 1998, 14.3% of gross sales in fiscal 1997 and 14.5% of gross sales in fiscal 1996. The Company has implemented quality control procedures to reduce returns of defective merchandise. Discounts to customers have not had a material effect on the Company's results of operations. For further information regarding the reserve for returns, see Note 1 of Notes to Consolidated Financial Statements.

        Prices for the Company's jewelry products generally are determined by reference to the current market price of gold. Consequently, the Company's sales could be affected by significant increases, decreases or volatility in the price of gold.

Inventories

        The Company accounts for its jewelry inventories at the lower of cost or market, using the last in, first out (LIFO) method to determine cost, less the allowance for uncollectible vendor advances. As a result, the Company's gross profit margin can be affected by changes in LIFO reserves and the allowance for vendor advances, as well as by changes in the amount of gold owned at each period end and fluctuations in the price of gold.


        Consigned gold is not included in inventory, and there is no related liability recorded at year end. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. If the market value of gold increases and assuming consignment levels remain constant, the financing costs incurred by the Company under the consignment arrangements will increase in proportion to the increase in the market value of gold. At January 30, 1998 and January 31, 1997, the Company held 155,400 ounces and 147,500 ounces, respectively, under the consignment arrangements. At January 30, 1998 and January 31, 1997, the Company owned approximately 10,500 ounces and 6,500 ounces, respectively.

        For further information regarding the accounting policies applicable to the Company's inventories, see Note 2 of Notes to Consolidated Financial Statements.

Outside Manufacturers

        In fiscal 1998, the Company purchased approximately 66% of its products as finished goods and completed the manufacture of approximately 34% of its products from semi-finished materials partially fabricated by outside manufacturers. Of the total amount of products purchased from outside manufacturers in fiscal 1998, approximately 68% were purchased from foreign manufacturers and approximately 32% were purchased from domestic manufacturers. The Company's use of domestic and foreign outside manufacturers minimizes the capital invested in property, plant and equipment and the overhead associated with a Company-employed manufacturing labor force. The use of foreign manufacturers also allows the Company to take advantage of the lower labor costs prevailing in developing countries. Risks generally inherent in the use of outside manufacturers include security at the manufacturer's facility, transport of materials to and from the manufacturer, theft by the manufacturer or its employees and bankruptcy or other financial problems of the manufacturer. The Company's arrangements with its foreign manufacturers are subject to the additional risks of doing business abroad, including risks associated with economic or political instability in the countries in which such manufacturers are located, labor strikes, risks associated with potential import restrictions and risks associated with United States and foreign governmental policies, regulations and restrictions affecting the purchase, import and export of gold.

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

        The Company utilizes certain controls and procedures to minimize the credit risks associated with advancing funds or gold to its outside manufacturers. The Company believes its procedures will reduce, but will not eliminate, its exposure to credit losses. The procedures employed by the Company include monitoring the performance and financial condition of outside manufacturers, monitoring each manufacturer's "credit limit", inspection visits made to the production facilities of outside manufacturers and management's review of credit evaluation documentation. The Company attempts to diversify its sources of supply and broadly allocate production over its base of manufacturers in order to reduce the amount of orders it places with any single manufacturer. As of March 27, 1998, $4.8 million of gold owned by or consigned to the Company was in the possession of outside manufacturers. On that date, the largest amount held by a single manufacturer was $540,000. At March 27, 1998, the Company's reserve for uncollectible vendor advances was $680,000.

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

Seasonality

        The Company's business, and the jewelry business in general, are highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the fourth quarter generally produces the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal buildup in customer receivables in the fourth quarter and the first quarter of the succeeding fiscal year.

OTHER BUSINESS

        During fiscal 1998, the Company incurred approximately $1.1 million in expenses in connection with the start-up of its premium cigar business, and the Company anticipates incurring substantial additional expenses during fiscal 1999 as it begins commercial production of its cigars and opens its flagship retail store. While initial sales of the Company's Fuego del Rey(TM) cigars began in the first quarter of fiscal 1999, there can be no assurance that the Company will be able to successfully introduce its premium brands of cigars or otherwise successfully compete in the premium cigar market.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Consolidated Statements of Income.

                                                      As a Percentage of Net Sales
                                                                Year Ended
                                                 ----------------------------------------
                                                  January 30,   January 31,   February 2,
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
      Net Sales                                       100.0%        100.0%        100.0%
      Cost of Sales                                    77.5          81.6          83.8
                                                  ---------     ---------     ---------
      Gross Profit                                     22.5          18.4          16.2
      Selling, general and administrative,
          and other expenses                           14.4          14.6          14.2
                                                  ---------     ---------     ---------
      Operating income                                  8.1           3.8           2.0
      Interest expense                                  1.2           1.6           1.6
                                                  ---------     ---------     ---------
      Income before taxes                               6.9%          2.2%          0.4%
                                                  =========     =========     =========

FISCAL 1998 COMPARED TO FISCAL 1997

        Net sales for fiscal 1998 decreased by $17.3 million, or 9.8% from fiscal 1997. This decrease was due primarily to a decrease in sales prices due to a reduction in the average market price of gold. This decrease was partially offset by an increase in sales due to the acquisition of Jerry Prince, Inc. in October 1997. The amount of gold sold (by weight) remained constant between fiscal 1998 and fiscal 1997.

        Gross profit for fiscal 1998 increased by $3.3 million, or 10.0% from fiscal 1997. As a percentage of net sales, gross profit increased to 22.5% in fiscal 1998, from 18.4% in fiscal 1997. Excluding the effects of gold price fluctuations, LIFO and vendor reserve adjustments on cost of goods sold, the gross profit margins for fiscal 1998 and fiscal 1997 would have been 22.6% and 18.1%, respectively. The increase in gross profit margin in fiscal 1998 is primarily due to changes in sales product mix. The gold prices used to value inventory at year end for fiscal 1998 and 1997 were $304.85 and $345.50 per ounce, respectively.

        Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for fiscal 1998 decreased by $2.8 million, or 10.9%, from the prior year. As a percentage of sales, these expenses decreased to 14.4% from 14.6% in fiscal 1997. The decrease in the dollar amount of selling, general and administrative expenses is primarily due to an increase in other income of $6 million and an $816,000 decrease in professional, consulting and outside service fees. These decreases to selling, general and administrative, and other expenses were offset by a $1.9 million increase in personnel costs due to an increase in headcount and to an increase in management and employee bonus incentives earned in fiscal 1998 as compared to the prior year, and a $1.4 million increase in selling and product expenses due to an increase in cooperative advertising with certain customers. Other income increased primarily due to the receipt of $4.7 million resulting from settlement of certain litigation, an $852,000 gain from the sale of the Company's investment in an affiliated entity and other income received due to the investment of excess cash. Outside service fees increased by $751,000 due to a higher utilization of temporary personnel in the Company's operations, while professional fees decreased $1.5 million, primarily due to a reduction in legal fees due to the resolution of certain lawsuits and completion of certain acquisition activities in fiscal 1997.

        The provision for income taxes in fiscal 1998 increased by $2.6 million as compared to fiscal 1997 primarily due to the increase in taxable income between years. The effective tax rates for fiscal 1998 and fiscal 1997 were 39.0% and 43.5%,respectively. See Note 8 - Income Taxes.


FISCAL 1997 COMPARED TO FISCAL 1996

        Net sales for fiscal 1997 decreased by $36.4 million, or 17.0%, from fiscal 1996, primarily due to a 9% decrease in the amount of gold jewelry (by weight) sold by the Company. The Company attributes this decrease to inventory reductions by certain retail customers and to the bankruptcy filing of one of the Company's major customers, Best Products.

        Gross profit for fiscal 1997 decreased by $1.9 million, or 5.5%, from fiscal 1996. As a percentage of net sales, gross profit increased to 18.4% in fiscal 1997, from 16.2% in fiscal 1996. Excluding the effects of gold price fluctuations and LIFO and vendor reserve adjustments on cost of goods sold, the gross profit margins for fiscal 1997 and fiscal 1996 would have been 18.1% and 16.4%, respectively. The increase in gross profit margin in fiscal 1997 is primarily due to changes in the Company's product mix. The gold prices used to value inventory at year ends for fiscal 1997 and 1996 were $345.50 and $414.50 per ounce, respectively.

        Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for fiscal 1997 decreased by $4.3 million, or 14.3%, from the prior year. As a percentage of net sales, these expenses increased to 14.6% in fiscal 1997, from 14.2% in fiscal 1996. The decrease in the dollar amount of selling, general and administrative expenses is primarily attributable to (i) a $1.0 million decrease in personnel costs due to a reduction in the head count, (ii) a $1.4 million decrease in the provision for bad debts due to a greater write-off of accounts receivable in fiscal 1996 as compared to fiscal 1997, (iii) a $2.2 million decrease in selling expenses due to a reduction in cooperative advertising with certain customers, and (iv) a $600,000 increase in other income as a result of the investment of excess cash. Offsetting these amounts was a $1.3 million increase in professional, consulting and outside services fees. Consulting and outside services fees increased due to a higher utilization by the Company of computer consultants and temporary personnel, while professional fees reflected legal fees related to various litigation in which the Company was involved and to the Company's merger discussions with another jewelry manufacturer. Such merger discussions were terminated in the fourth quarter of fiscal 1997.

        Interest expense decreased by $538,000, or 15.7%, from fiscal 1996. This decrease results primarily from reduced borrowings under the Company's line of credit and gold consignment agreements. See "Liquidity and Capital Resources".

        The provision for income taxes in fiscal 1997 increased by $1.1 million as compared to fiscal 1996 due to the increase in taxable income between years. The effective tax rates for fiscal 1997 and fiscal 1996 were 43.5% and 61.6%, respectively. See Note 8 - Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facility.

        A substantial portion of the Company's gold supply needs are satisfied through gold consignment arrangements with several financial institutions. During fiscal 1998, the Company satisfied approximately 81% of its gold requirements through purchases under the consignment program and purchased the remaining 19% of its gold requirements from financial institutions, manufacturers and vendors. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The maximum amount of gold that the Company may hold on consignment was 285,000 ounces at January 30, 1998 and is subject to fluctuation based on changes in the market value of gold. The gold consignment agreements contain covenants regarding the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. At January 30, 1998, the Company held approximately 155,400 ounces of gold under consignment. During fiscal 1998, 1997 and 1996, the largest amount of gold held under consignment was 182,300 ounces, 220,400 ounces and 258,600 ounces, respectively, and the average amount of gold held under consignment was 141,600 ounces, 168,000 ounces, and 214,400 ounces, respectively. Use of the consignment arrangements tends to be highest during the third quarter.

        The Company has a revolving credit facility with Bank of America NT&SA, which facility provides for borrowings which vary seasonally from $20.0 million to $35.0 million. The facility is limited to the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount as provided for under the credit facility. No amounts were outstanding under the revolving credit facility at January 30, 1998, January 31, 1997 or February 2, 1996. During fiscal 1998, 1997 and 1996, the Company's highest outstanding balances under its revolving credit facilities were $300,000, $1.4 million and $21.7 million, respectively, and the average amounts outstanding were $3,000, $100,000 and $3.1 million, respectively. Borrowings under the revolving credit facility tend to be highest in the fourth quarter. For further information regarding the consignment agreements and the revolving credit facility, see "Business --Gold Consignment Arrangements" and Notes 2 and 5 of Notes to Consolidated Financial Statements.

        Cash and cash equivalents increased $8.0 million, from $22.4 million in fiscal 1997 to $30.4 million in fiscal 1998. This increase resulted from $13.8 million of cash generated from operations, including $4.7 million received from settlement of litigation and $1.4 million in proceeds received from the sale of the Company's investment in an affiliated company. These cash increases were offset by $1.9 million in capital expenditures, $886,000 in debt repayment and $4.9 million for the Jerry Prince, Inc. acquisition.

        Net accounts receivable increased $1.8 million, from $17.8 million at January 31, 1997 to $19.6 million at January 30, 1998. This increase results primarily from the increase in the amount of sales in the fourth quarter of fiscal 1998, primarily due to the acquisition of Jerry Prince, Inc., as compared to the same period in fiscal 1997.

        Inventories increased to $12.8 million in fiscal 1998 from $9.4 million in fiscal 1997. The increase in inventory levels is primarily attributable to a $2.8 million increase in tobacco inventories and a $310,000 increase in perfume inventories, neither of which existed at fiscal 1997.

        The Company incurred capital expenditures of approximately $1.9 million in fiscal 1998, principally related to improvements of its retail, manufacturing and distribution facilities and for the purchase of manufacturing and computer equipment. The Company expects to incur capital expenditures related to its jewelry business of approximately $1.0 million in fiscal 1999, principally for the acquisition of manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

        OroAmerica is not required to provide the information required under this item for the fiscal year ended January 30, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The following consolidated financial statements are included as a separate section following the signature page to this Form 10-K and are incorporated herein by reference:

      Report of Independent Accountants                                                          F-1
      Consolidated Financial Statements
          Consolidated Balance Sheets as of January 30, 1998 and
              January 31, 1997                                                                   F-2
          Consolidated Statements of Income for the years ended January 30, 1998,
              January 31, 1997 and February 2, 1996                                              F-3
          Consolidated Statements of Changes in Stockholders' Equity for the years ended
              January 30, 1998, January 31, 1997 and February 2, 1996                            F-4
          Consolidated Statements of Cash Flows for the years ended
              January 30, 1998, January 31, 1997 and February 2, 1996                            F-5
          Notes to Consolidated Financial Statements                                             F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

        Not applicable.


                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is set forth, in part, in the Supplemental Item, "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on June 23, 1998.

ITEM 11.       EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 23, 1998.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 23, 1998.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 23, 1998.

                                            PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS:

       The following consolidated financial statements are filed as part of this report:

                                                                           Page
                                                                           ----
Report of Independent Accountants                                           F-1
Consolidated Financial Statements:
    Consolidated Balance Sheets as of January 30, 1998 and
        January 31, 1997                                                    F-2
    Consolidated Statements of Income for the years ended
        January 30, 1998, January 31, 1997 and February 2, 1996             F-3
    Consolidated Statements of Changes in Stockholders' Equity
        for the years ended January 30, 1998, January 31, 1997
        and February 2, 1996                                                F-4
    Consolidated Statements of Cash Flows for the years ended
        January 30, 1998, January 31, 1997 and February 2,1996              F-5
    Notes to Consolidated Financial Statements                              F-6

(a) 2. FINANCIAL STATEMENT SCHEDULES

       The following financial statement schedule is filed as part of this report:

                                                                           Page
                                                                           ----
      Schedule II - Valuation and Qualifying Accounts                       S-1

        Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)     REPORTS ON FORM 8-K

        On November 12, 1997, the registrant filed a Report on Form 8-K disclosing, under Item 2, that the Company had entered into an Asset Purchase-Sale Agreement with Jerry Prince, Inc.

        On January 12, 1998, the registrant filed an amended Report on Form 8-K/A in connection with the Jerry Prince acquisition noted above, providing under Item 7, audited financial statements of Jerry Prince, Inc. for the two years ended October 31, 1997. Additionally, the registrant disclosed the required pro-forma information regarding the unaudited combined results of operations of OroAmerica, Inc. and Jerry Prince, Inc.

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

10.6 Second Amendment and Agreement, dated December 2, 1994, among the consigning institutions and the lenders name therein and the registrant.(5)

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

10.26 Business Loan Agreement, dated February 10, 1993, between the registrant and Cathay Bank. (1)

10.27 Mortgage Loan, dated March 9, 1995, between the registrant and Cathay Bank.(6)

10.28 Mortgage Loan, dated March 9, 1995, between the registrant and Cathay Bank.(6)

10.29 Mortgage Loan, dated November 1995, between the registrant and Cathay Bank.(9)

10.30 Note Secured by Deed of Trust, dated July 31, 1989, by the registrant in favor of Chester Scott and Elizabeth D. Scott.(1)

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

10.36 Form of awards under the OroAmerica, Inc. Executive/Key Employee Bonus Plan.*(1)

10.37 Form of Indemnification Agreement between the registrant and its directors and executive officers.* (1)

10.38   Summary of dependent medical insurance coverage for executive officers.*
        (1)

10.39   OroAmerica, Inc. Directors' Stock Option Plan.* (4)

10.40   OroAmerica, Inc. 1994 Chief Executive Officer Bonus Plan.*(5)

10.41 Letter Agreement, dated August 8, 1996, between the registrant and Shiu Shao.*(10)

10.42 Letter Agreement, dated August 8, 1996, between the registrant and Sophia Chalermsopone.* (10)

10.43 Letter Agreement, dated August 8, 1996, between the registrant and Claudia Hollingsworth.*(10)

10.44 Letter Agreement, dated August 8, 1996, between the registrant and David Wu.*(10)

10.45 Letter Agreement, dated September 11, 1996, between the registrant and Betty Sou.*(10)

10.46 Exclusive License Agreement, dated December 15, 1996, between Fragrance Business Company Limited and the registrant.(10)

10.47 Purchase-Sale Agreement, dated August 26, 1997, between the registrant and Ravel, Inc.(11)

10.48 Asset Purchase-Sale Agreement, dated October 29, 1997, between the registrant And Jerry Prince, Inc.(12)

21.1    Subsidiaries of the registrant.

23.1    Consent of Price Waterhouse LLP.

27.1    Financial Data Schedule.

-----------------------

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

(10) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1997 and incorporated by reference herein.

(11) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K dated August 26, 1997 and incorporated by reference herein.

(12) Previously filed in the Exhibits to the registrant's Amended Current Report On Form 8-K/A dated October 29, 1997 and incorporated by reference herein.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OROAMERICA, INC.


Date:  April 28, 1998             By: /s/ Guy Benhamou
                                  ---------------------------------------
                                  Guy Benhamou, Chairman of the Board,
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  April 28, 1998             /s/ Guy Benhamou
                                  ----------------------------------------------
                                  Guy Benhamou, Chairman of the Board, President
                                  and Chief Executive Officer



Date:  April 28, 1998             /s/ Shiu Shao
                                  ----------------------------------------------
                                  Shiu Shao, Chief Financial Officer,
                                  Vice President and Director


Date:  April 28, 1998             /s/ Betty Sou
                                  ----------------------------------------------
                                  Betty Sou, Controller (Principal
                                  Accounting Officer)



Date:  April 28, 1998             /s/ Bertram K. Massing
                                  ----------------------------------------------
                                  Bertram K. Massing, Director



Date:  April 28, 1998             /s/ Ronald A. Katz
                                  ----------------------------------------------
                                  Ronald A. Katz, Director



Date:  April 28, 1998             /s/ David Rousso
                                  ----------------------------------------------
                                  David Rousso, Director


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of OroAmerica, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 24 present fairly, in all material respects, the financial position of OroAmerica, Inc. and its subsidiaries at January 30, 1998 and January 31, 1997, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
Los Angeles, California
April 6, 1998

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       January 30,    January 31,
                                                                           1998         1997
                                                                          -------      -------
(Dollars in thousands except per share amounts)
ASSETS
Current assets:
   Cash and cash equivalents                                              $30,351      $22,381
   Accounts receivable less allowance for returns
           and doubtful accounts of $10,802 and $10,222                    19,627       17,837
   Other accounts and notes receivable                                        235          521
   Inventories (Note 2)                                                    12,772        9,411
   Deferred income taxes (Note 8)                                           2,611        2,712
   Prepaid items and other current assets                                     742          582
                                                                          -------      -------
       Total current assets                                                66,338       53,444

Property and equipment, net (Notes 3, 6 and 12)                            10,406       10,219
Excess of purchase price over net assets
    acquired, net (Notes 1 and 10)                                          4,302        4,395
Patents, net (Note 1)                                                       5,177        5,666
Other assets (Notes 4 and 8)                                                  442        1,537
                                                                          -------      -------
                                                                          $86,665      $75,261
                                                                          =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Notes 6 and 12)                     $   347      $   514
   Notes payable (Note 5)                                                      --           --
   Accounts payable                                                         7,426        6,094
   Income taxes payable (Note 8)                                            1,443          443
   Accrued expenses (Note 7)                                                8,911        5,730
                                                                          -------      -------
       Total current liabilities                                           18,127       12,781

Deferred income taxes payable (Note 8)                                         --          285
Long-term debt, less current portion (Notes 6 and 12)                       2,341        2,685
                                                                          -------      -------
       Total liabilities                                                   20,468       15,751
                                                                          -------      -------

Commitments and contingencies (Notes 2 and 12)                                 --           --
Stockholders' equity:
   Preferred stock, 500,000 shares authorized, $.001 par value;
       none issued and outstanding (Note 15)                                   --           --
   Common stock, 10,000,000 shares authorized, $.001 par value;
       6,254,378 and 6,252,378 shares issued and outstanding at
       January 30, 1998 and January 31, 1997, respectively (Note 15)            6            6
   Paid-in capital                                                         42,979       42,970
   Retained earnings                                                       23,212       16,534
                                                                          -------      -------
        Total stockholders' equity                                         66,197       59,510
                                                                          -------      -------
                                                                          $86,665      $75,261
                                                                          =======      =======

See accompanying notes to consolidated financial statements.

                                       OROAMERICA, INC.
                              CONSOLIDATED STATEMENTS OF INCOME



For the fiscal years ended                                 January 30,       January 31,       February 2,
(Dollars in thousands, except per share amounts)              1998               1997              1996
                                                           -----------       -----------       -----------
Net sales                                                  $   159,720       $   177,065       $   213,417
Cost of goods sold, exclusive of
  depreciation                                                 123,800           144,398           178,865
                                                           -----------       -----------       -----------
      Gross profit                                              35,920            32,667            34,552
                                                           -----------       -----------       -----------
Selling, general and administrative
  expenses                                                      26,421            23,577            25,857
Bad debt expense                                                   763               517             1,898
Depreciation and amortization                                    2,502             2,453             2,520
Interest expense                                                 1,894             2,885             3,423
Other (income) expense (Notes 9 and 14)                         (6,607)             (640)              (46)
                                                           -----------       -----------       -----------
      Total expenses                                            24,973            28,792            33,652
                                                           -----------       -----------       -----------
Income before income taxes                                      10,947             3,875               900
Provision for income taxes (Note 8)                              4,269             1,685               554
                                                           -----------       -----------       -----------
Net income                                                 $     6,678       $     2,190       $       346
                                                           ===========       ===========       ===========

Basic net income per share                                 $      1.07       $      0.35       $      0.06
                                                           ===========       ===========       ===========
Diluted net income per share                               $      1.06       $      0.35       $      0.06
                                                           ===========       ===========       ===========

Weighted average shares outstanding                          6,254,212         6,250,711         6,248,378
Dilutive effect of stock options                                16,549             5,364                --
                                                           -----------       -----------       -----------
Weighted average shares outstanding assuming dilution        6,270,761         6,256,075         6,248,378
                                                           ===========       ===========       ===========



See accompanying notes to consolidated financial statements.

                                       OROAMERICA, INC.
                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the fiscal years ended
February 2, 1996, January 31, 1997                Common Stock
and January 30, 1998                           ------------------   Paid-in    Retained   Loss on
(Dollars in thousands)                           Number   Amount    Capital    Earnings   Securities  Total
                                               ---------  ------    --------   --------   ---------- -------
Balance at January 27, 1995                    6,248,378    $6      $ 42,951   $ 13,998     $(381)   $56,574
Change in unrealized losses                                                                   381        381
Net income                                                                          346                  346
                                               ---------  ----      --------   --------     -----    -------
Balance at February 2, 1996                    6,248,378     6        42,951     14,344         -     57,301
Stock options exercised                            4,000                  19                              19
Net income                                                                        2,190                2,190
                                               ---------  ----      --------   --------     -----    -------
Balance at January 31, 1997                    6,252,378     6        42,970     16,534         -     59,510
Stock options exercised                            2,000                   9                               9
Net income                                                                        6,678                6,678
                                               ---------  ----      --------   --------     -----    -------
Balance at January 30, 1998                    6,254,378    $6      $ 42,979   $ 23,212     $   -    $66,197
                                               =========  ====      ========   ========     =====    =======

See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For Fiscal Years Ended
                                                       -----------------------------------------
Dollars in thousands,                                  January 30,    January 31,     February 2,
Increase (decrease) in cash                               1998            1997            1996
                                                       ---------       ---------       ---------
Cash flows from operating activities:
Net income                                             $   6,678       $   2,190       $     346
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          2,502           2,453           2,520
    Provision for losses on accounts receivable              763             517           1,898
    Provision for estimated returns                          160             140           2,700
    Provision for uncollectible vendor advances               50            (228)             --
    Gain on sale of property                                  --             (20)             --
    Gain on sale of marketable securities                     --              --             (34)
    Gain on sale of investment in affiliate                 (852)             --              --
Changes in assets and liabilities, net of effects
  from acquisition of business:
    Accounts receivable                                   (1,145)          5,073           6,818
    Other accounts and notes receivable                      342             226            (130)
    Inventories                                              142           1,824           3,358
    Deferred income taxes                                   (233)           (426)           (934)
    Prepaid income taxes and income taxes payable          1,000             585             230
    Prepaid items and other assets, net                      311            (612)             13
    Accounts payable, accrued expenses and
      deferred liabilities                                 4,095             501             (93)
                                                       ---------       ---------       ---------
        Net cash provided by operating activities         13,813          12,223          16,692
                                                       ---------       ---------       ---------

Cash flows from investing activities:
    Capital expenditures                                  (1,889)           (865)         (3,067)
    Acquisition of a business, net of cash
        acquired (Note 10)                                (4,506)             --              --
    Proceeds from sale of investment in affiliate          1,429              --              --
    Proceeds from sale of marketable securities               --              --           1,565
    Proceeds from sale of property                            --              32              --
                                                       ---------       ---------       ---------
        Net cash used in investing activities             (4,966)           (833)         (1,502)
                                                       ---------       ---------       ---------

Cash flows from financing activities:
    Gross borrowings under line-of-credit
        agreement                                            300           3,950         652,900
    Repayment of borrowings under line-of-credit            (300)         (3,950)       (657,600)
    Borrowings under long-term debt agreements                --              --           1,910
    Principal repayments of long-term debt                  (886)         (1,338)           (766)
    Issuance of Common Stock                                   9              19              --
                                                       ---------       ---------       ---------
        Net cash used in financing activities               (877)         (1,319)         (3,556)
                                                       ---------       ---------       ---------

Increase in cash and cash equivalents                      7,970          10,071          11,634
Cash and cash equivalents at beginning of period          22,381          12,310             676
                                                       ---------       ---------       ---------
Cash and cash equivalents at end of period             $  30,351       $  22,381       $  12,310
                                                       =========       =========       =========


    See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Line of business

OroAmerica, Inc. (the Company) is a Delaware corporation primarily engaged in importing, manufacturing and distributing gold jewelry products to large retailers such as mass merchandisers and discount stores, catalog showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs and department stores and to jewelry wholesalers and distributors. During fiscal 1998, the Company entered the premium cigar manufacturing and distribution business. Cigar operations during fiscal 1998 consisted primarily of securing tobacco inventories and establishing manufacturing facilities in the Dominican Republic and Indonesia.

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

Fiscal Years

The Company reports results of operations for a fiscal year consisting of a 52 or 53 week period ending the Friday closest to January 31. The fiscal years ended January 30, 1998 and January 31, 1997 consist of fifty-two weeks. The fiscal year ended February 2, 1996 consists of fifty-three weeks.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include amounts held at financial institutions or highly liquid investments with original maturities of ninety days or less when purchased. The fair value of cash and cash equivalents approximates their carrying amount.

Supplemental cash flow information and non-cash investing and financing activities are as follows:

Fiscal Year (in thousands)                          1998          1997           1996
----------------------------------------------   -----------   -----------    -----------
Cash paid during the year for:
  Interest                                       $     1,878   $     3,046    $     3,408
  Income taxes                                   $     3,234   $     1,522    $     1,599
Non-cash investing and financing activities:
  Capital lease obligation entered into          $         -   $         -    $       587
  Acquisition (Note 10):
      Fair value of assets acquired              $     5,832   $         -    $         -
      Liabilities assumed                               (942)            -              -
                                                 -----------   -----------    -----------
      Cash paid                                  $     4,890   $         -    $         -
                                                 ===========   ===========    ===========


Concentrations of Credit Risk

The Company's financial instruments subject to credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents in high quality securities with a major bank and financial institution. With respect to accounts receivable, the Company extends credit based on an evaluation of a customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company's ten largest customers accounted for approximately 54% of net sales in 1998, 51% of net sales in 1997 and 55% of net sales in 1996. One customer, Walmart, accounted for 16.4%, 17.7% and 20.5% of the Company's net sales for the years ended January 30, 1998, January 31, 1997,and February 2, 1996, respectively. No other individual customer accounts for more than 10 percent of sales. At January 30, 1998 and January 31, 1997, gross accounts receivable included balances totaling $15.6 million and $12.8 million, respectively, from the Company's ten largest customers.


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

                                               January 30,           January 31,
                                                      1998                  1997
                                               -----------           -----------
 Doubtful accounts                              $1,600,000            $1,582,000
 Sales returns                                  $9,202,000            $8,640,000


Cost of Goods Sold and Inventories

The principal component of inventories and cost of goods sold is the cost of the bullion and other raw materials used in the production of the Company's jewelry. Other components of inventories and cost of goods sold include direct costs incurred by the Company in its manufacturing operations, fees paid to outside manufacturers, procurement costs such as customs duties, handling charges and freight, and provisions for uncollectible vendor advances.

The Company accounts for its jewelry inventories at the lower of cost or market, using the last in, first out (LIFO) method to determine cost. Year end gold inventory cost used in determining incremental LIFO layers is based on the year end gold market price at the Second London Gold Fixing. The LIFO cost may increase or decrease from year to year as a result of changes in quantities and unit prices in ending inventory. Consigned gold is not included in inventory, and there is no related liability recorded at year end.

"Market" consists of the market value of gold in inventory, determined as of the last day of the reporting period, plus allocated manufacturing costs (labor and overhead). When market value is lower than LIFO cost and market value declines from period to period, the carrying value of inventory is reduced, resulting in an increase in cost of goods sold.

The Company accounts for its tobacco and other inventories at the lower of cost or market, using the first-in, first-out (FIFO) method to determine cost.

Forward Purchase Contracts

The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts for trading purposes. The effects of hedging transactions are recognized when contracts are settled. The aggregate amounts of forward contracts were $1.4 million and $1.8 million at January 30, 1998 and January 31, 1997, respectively. The forward contract outstanding at January 30, 1998 expired in February 1998. The carrying value of the forward purchase contract approximates its fair value because of the relatively short maturity of this contract.

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

Excess of Purchase Price over the Fair Value of Net Assets Acquired

The excess of the purchase price over the fair value of the net assets acquired in the amount of $5,793,000, which arose in connection with the acquisition of a former stockholder's interests in the Company and its affiliates in 1987, is amortized over twenty-five years. In May 1994, the Company purchased the capital stock of Jerry Madison Enterprises, a jewelry company which specializes in the production and distribution of diamond-accented and gemstone jewelry merchandise. This transaction was accounted for under the purchase method. The purchase price was paid by a combination of cash and the issuance of the Company's stock, totaling $1,098,000. The excess of the purchase price over the fair value of the net assets acquired in the amount of $1,098,000, is amortized over fifteen years. During fiscal 1996, goodwill related to the Jerry Madison acquisition was reduced by approximately $125,000 due to the elimination of certain net liability accounts established at acquisition which no longer represented a future obligation. In fiscal 1998 the Company recorded $200,000 of goodwill related to the Jerry Prince acquisition, which will be amortized over five years (Note 10).

Amortization expense for fiscal 1998, 1997 and 1996 was $293,000, $294,000, and $304,000, respectively. Accumulated amortization at January 30, 1998 and January 31, 1997 was $2,664,000 and $2,371,000, respectively.

Patents

The Company owns patents for several of its jewelry products and amortizes its patents over their economic useful lives, estimated between fifteen and seventeen years. Amortization expense for fiscal 1998, 1997 and 1996 was approximately $489,000, $489,000, and $490,000, respectively. Accumulated amortization at January 30, 1998 and January 31, 1997, was $2,340,000 and $1,851,000, respectively.

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

Net Income Per Share

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share". Basic net income per share excludes all dilution and is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income per share includes the dilutive effect of stock options. Prior period net income per share amounts have been restated to conform to the new presentation.

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, require disclosure of certain components of changes in equity and certain information about operating segments and geographic areas of operation. These statements will have no impact on the Company's consolidated financial position, results of operations or cash flows.


NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands except per ounce data):

                                               January 30,            January 31,
                                                      1998                   1997
                                             -------------         --------------
Gold and other raw materials                 $       4,093         $        2,880
Manufacturing costs and other                        7,975                  9,041
                                             -------------         --------------
Jewelry inventories                                 12,068                 11,921
Tobacco inventories                                  2,801                      -
Other inventories                                      310                      -
                                             -------------         --------------
                                                    15,179                 11,921
LIFO cost less than FIFO cost                       (1,727)                (1,880)
Allowance for vendor advances                         (680)                  (630)
                                             -------------         --------------
Inventories                                  $      12,772         $        9,411
                                             =============         ==============

Gold price per ounce:                        $      304.85         $       345.50
                                             =============         ==============

The Company values its jewelry inventories using the last-in, first-out (LIFO) method. The Company values its tobacco and other inventories using the first-in, first-out (FIFO) method. The Company acquired approximately $3.6 million of gold jewelry inventory as a result of its acquisition of Jerry Prince, Inc. (See Note 10).

The Company has several consignment agreements with gold consignors, providing for a maximum aggregate consignment of 285,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

At January 30,1998 and January 31, 1997, the Company held 155,400 and 147,500 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at year end. The purchase price per ounce is based on the daily Second London Gold

Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

The gold consignors and the Company's revolving credit lender (Note 5) have a security interest in substantially all the assets of the Company. The Company pays to the gold consignors a consignment fee based on the dollar equivalent of ounces outstanding, computed based on the Second London Gold Fixing, as defined in the agreements. Each consignment agreement is terminable on 30 days notice by the Company or the consignor.

The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements include:(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and
(g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At January 30, 1998, the Company was in compliance with all of the requirements of its consignment agreements.

In fiscal 1997 the Company reduced jewelry inventory levels, resulting in a liquidation of manufacturing cost LIFO inventory, carried at lower costs prevailing in prior years, the effect of which reduced costs of goods sold by approximately $535,000 and increased net income by approximately $305,000 or $.05 per basic and diluted net income per share. In fiscal 1998 the Company reduced jewelry manufacturing cost inventory levels, resulting in a liquidation of manufacturing cost LIFO inventory, carried at lower costs prevailing in prior years, the effect of which reduced costs of goods sold by approximately $153,000 and increased net income by approximately $93,000 or $.01 per basic and dilutive net income per share.


NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                          January 30,    January 31,
                                                1998           1997
                                         -----------     ----------
Land                                        $  3,396       $  3,364
Buildings, leaseholds and improvements         7,394          7,318
Construction in progress                         714             88
Automobiles                                      559            221
Office furniture and equipment                 6,786          6,314
Manufacturing equipment                        3,791          3,446
                                            --------       --------
                                              22,640         20,751
Less:  Accumulated depreciation              (12,234)       (10,532)
                                            --------       --------
                                            $ 10,406       $ 10,219
                                            ========       ========


NOTE 4 - NON-CURRENT ACCOUNTS RECEIVABLE:

In September 1996, Best Products Co., Inc. ("Best"), a customer owing $1,153,000, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. At January 31, 1997, the Company discounted the face value of its receivable from Best to approximately $768,000, which represented what the Company anticipated it would recover from the liquidation of Best's assets. In calendar year 1997, Best's assets were liquidated, converted to cash and distributed to creditors in accordance with the priorities of the bankruptcy code. To date the Company has recovered $876,000 from the liquidation of Best's assets.

In July 1997, Montgomery Ward, a customer owing $698,000, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The Company has discounted the face value of its receivable to its estimated recoverable value of $279,000. Because the Company is unable to predict repayment prior to January 1999, the Company has classified the Montgomery Ward receivable as long-term at January 30, 1998.


NOTE 5 - BORROWINGS UNDER REVOLVING CREDIT AGREEMENT:

The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of January 30, 1998 or January 31, 1997. No short-term advances were outstanding at January 30, 1998 or January 31, 1997. Stand-by letters of credit outstanding at January 30, 1998 or January 31, 1997, totaled $1,500,000 and $1,583,000, respectively.
The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. At January 30, 1998 or January 31, 1997, no amounts were outstanding under the reducing-revolving line of credit. The revolving credit agreement expires August 1, 1998. Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At January 30, 1998, the Company was in compliance with all of the requirements of the revolving credit agreement.

NOTE 6 LONG-TERM DEBT:
Long-term debt consists of the following (in thousands):

                                                                                  January 30,    January 31,
                                                                                       1998            1997
                                                                                  -----------    -----------
Note with interest at the bank's prime rate (8.75%  at January 30, 1998)
plus 2%, secured by commercial property, payable in monthly installments
of $10,000 plus interest, unpaid balance due March 1999                              $ 1,640       $ 1,760

Note with interest at the bank's reference rate (8.75% at January 30,
1998) plus 1.5%, secured by real property, payable in monthly principal
and interest installments of $4,621, unpaid balance due March 1999                       487           492

Note with interest at the bank's reference rate (8.75% at January 30,
1998) plus 1.5%, secured by real property, payable in monthly principal
and interest installments of $6,772, unpaid balance due March 1999                       302           349

Note with interest at the bank's prime rate (8.75% at January 30, 1998)
plus 1.5%, secured by real property, payable in monthly principal and
interest installments of $14,121, unpaid balance due February 1998                        14           173

Note with interest at the bank's reference rate (8.75% at January 30,
1998) plus 1.5%, secured by real property, payable in monthly principal
and interest installments of $9,782. Paid in full in March 1997                           --            46

Capital lease obligation due in February 1999,
interest rate at 12.83%, payable in monthly
principal and interest installments of $14,674                                           245           379
                                                                                     -------       -------
Total long-term debt                                                                   2,688         3,199
Less: Current portion                                                                   (347)         (514)
                                                                                     -------       -------
                                                                                     $ 2,341       $ 2,685
                                                                                     =======       =======

The interest rates on the Company's revolving credit agreement and long-term debt agreements are tied to market rates. Accordingly, the carrying values of the Company's short-term and long-term debt agreements approximate their fair values.

The Company's long-term debt maturities for the two years subsequent to January 30, 1998 are: $347,000 in fiscal 1999 and $2,341,000 in fiscal 2000.

NOTE 7 - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

                                                                   January 30,    January 31,
                                                                         1998           1997
                                                                -------------   ------------
Advertising and customer promotions                             $       3,083   $      2,384
Deferred liabilities                                                    1,908            408
Payroll and fringe benefits                                             1,820            912
Professional fees                                                         286            749
Other miscellaneous                                                     1,814          1,277
                                                                -------------   ------------
Total                                                           $       8,911   $      5,730
                                                                =============   ============


NOTE 8 - INCOME TAXES:

The provision for income taxes for the fiscal years 1998, 1997 and 1996 are summarized as follows (in thousands):

                                   1998          1997          1996
                                -------       -------       -------
Current:
      Federal                   $ 3,763       $ 1,836       $ 1,010
      State                         739           275           478
                                -------       -------       -------
                                  4,502         2,111         1,488
                                -------       -------       -------
Deferred:
      Federal                      (198)         (325)         (221)
      State                         (35)         (101)         (713)
                                -------       -------       -------
                                   (233)         (426)         (934)
                                -------       -------       -------
      Income tax provision      $ 4,269       $ 1,685       $   554
                                =======       =======       =======

Deferred tax assets by jurisdiction are as follows:

                                                           January 30,          January 31,
                                                                 1998                 1997
                                                        -------------          -----------
Deferred taxes - Federal                                $       2,098          $     1,900
Deferred taxes - State                                            562                  527
                                                        -------------          -----------
                                                        $       2,660          $     2,427
                                                        =============          ===========


Deferred tax assets (liabilities) are comprised of the following:

                                                           January 30,          January 31,
                                                                 1998                 1997
                                                        -------------          -----------
Deferred tax liabilities
        Inventory                                       $      (2,114)         $    (2,051)
        Fixed and intangible assets                              (143)                (604)
        Prepaid box supplies                                      (94)                (114)
                                                        -------------          -----------
               Total deferred tax liabilities                  (2,351)              (2,769)
                                                        -------------          -----------
Deferred tax assets
        Reserve for returns                                     3,665                3,468
        Bad debt reserve                                          638                  890
        Compensation accruals                                     214                  196
        Net operating loss carryforwards                          198                  352
        Other                                                     296                  290
                                                        -------------          -----------
        Total deferred tax assets                               5,011                5,196
                                                        -------------          -----------
Net deferred tax assets                                 $       2,660          $     2,427
                                                        =============          ===========

At January 30, 1998, the Company has federal and California net operating loss carryforwards ("NOLs') of $992,000 and $517,000, respectively. These NOLs are subject to the limitations under Internal Revenue Code Section 382, which limit their usage to $58,000 in any given year. The federal NOLs expire in fiscal 1999 through fiscal 2009. The California NOLs expire in fiscal 1999.

The following is a reconciliation for the U.S. federal statutory rate and the effective tax rate:

                                                       Fiscal year ended
                                             ---------------------------------------------
                                              January 30,      January 31,     February 2,
                                                  1998            1997            1996
                                             -------------    ------------    ------------
Federal statutory rate                            34.0%            34.0%           34.0%
State and local income taxes,
    net of federal tax benefits                    4.2              3.0            18.8
Goodwill amortization                              0.9              2.6            11.5
Effect of foreign operations                      (4.4)            (5.0)           (8.8)
Other, net                                         4.3              8.9             6.1
                                               -------         --------         -------
Effective income tax rate                         39.0%            43.5%           61.6%
                                               =======         ========         =======

The Company has not provided for U.S. federal income and foreign withholding taxes on $2.6 million of foreign subsidiaries' undistributed earnings as of January 30, 1998, because such earnings are intended to be reinvested indefinitely.

NOTE 9 - RELATED PARTY TRANSACTIONS:

The Company accounts for its investments in less than majority-owned entities using the equity method. The results of operations and the financial positions of the affiliates are immaterial to the Company.

At January 31, 1997, the Company owned a 45 percent interest in Sicor, an Italian corporation which manufactures gold chain, jewelry and similar items. The Company purchases finished product from Sicor at prices which management believes represent Sicor's cost. Purchases from Sicor during fiscal years 1998, 1997 and 1996 were approximately $0, $234,000 and $196,000, respectively. In December 1997, the Company sold its investment in Sicor for approximately $1.4 million, resulting in a gain of $852,000, which is included in other income.

During fiscal 1993, the Company made an initial capital contribution of $6,000 to a new partnership (OroIndo) whose purpose is to develop rope chain manufacturing. The Company owns a 50 percent interest in OroIndo and accounts for this entity using the equity method. The purchases from OroIndo during fiscal year 1998, 1997 and 1996 were approximately $2.2 million, $1.0 million and $1.1 million, respectively.

NOTE 10 - ACQUISITION OF JERRY PRINCE, INC.

On October 29, 1997, the Company consummated an Asset Purchase-Sale Agreement with Jerry Prince, Inc. ("JPI"), a jewelry manufacturer and distributor located in San Diego, California, to purchase substantially all of JPI's assets (principally accounts receivable and inventories) and assume certain liabilities incurred by JPI. The purchase price for these net assets approximated $4.9 million and was funded from existing cash. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of JPI from October 29, 1997 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition as shown below:

                                            (000's)
                                            -------
Cash                                           $384
Accounts receivable,net                       1,592
Inventory                                     3,553
Other current assets                            103
Goodwill                                        200
Line of credit                                 (375)
Accounts payable                               (177)
Other current liabilities                      (390)
                                            -------
Cash paid                                    $4,890
                                            =======


The following table reflects the unaudited pro forma combined results of operations of the Company and JPI as if the acquisition had taken place at the beginning of fiscal 1998 and 1997.

(in thousands, except per share amounts)                  1998              1997
--------------------------------------------------------------------------------
Revenues                                              $168,519          $199,468
Net income                                               6,462             3,620
Basic net income per share                                1.05              0.58
Diluted net income per share                              1.05              0.58

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as amortization of goodwill, additional royalty expense, loss of investment income, reduced selling, general and administrative expenses for non-recurring items and the related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been effective at the beginning of fiscal 1997, or of future results of operations of the consolidated entities.


NOTE 11 - SALARY DEFERRAL AND PROFIT SHARING PLAN:

The Company has a Salary Deferral and Profit Sharing Plan covering substantially all eligible employees. Under the plan, employees may elect to defer a percentage of their salary. The Company may, at its discretion, make contributions to the plan. The Company contributed approximately $125,000, $80,000, and $50,000 to the plan during the fiscal years ended January 30, 1998, January 31, 1997 and February 2, 1996, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space, retail space and manufacturing facilities. These leases are classified as operating leases and have original, noncancellable terms of one to five years. Certain operating leases provide for minimum annual rentals, subject to annual escalations generally based on the Consumer Price Index plus executory costs. Rent expense for fiscal years 1998, 1997 and 1996 was approximately $541,000, $277,000 and $282,000, respectively.

The Company leases computer equipment under agreements classified as capital leases, which expire in fiscal 2000.

Future minimum annual commitments under the capital lease and operating leases with initial or remaining terms of one year or more consist of the following at January 30, 1998 (in thousands):

                                                              Capital         Operating
Fiscal Year                                                    Leases          Leases
-----------                                               -----------      ----------
1999                                                      $       176      $      500
2000                                                               91             326
2001                                                                -             264
2002                                                                -             255
2003                                                                -              87
                                                          -----------      ----------
Total minimum lease payments                                      267      $    1,432
                                                                           ==========
Less: Amount representing interest                                (22)
                                                          -----------
Present value of minimum lease payments                   $       245
                                                          ===========


Property and equipment accounts include the following amounts for computer equipment that have been recorded under capital leases (in thousands):

                                                             January 30,         January 31,
                                                                    1998               1997
                                                          --------------      --------------
Office furniture and equipment                            $          631      $          631
Less: Accumulated depreciation                                      (487)               (329)
                                                          --------------      --------------
                                                          $          144      $          302
                                                          ==============      ==============

In the normal course of business, the Company is a defendant in various lawsuits. The Company's management believes that there will be no material adverse impact on the financial condition or results of operations of the Company as a result of the ultimate resolution of these matters.

NOTE 13 - STOCK OPTION PLANS:

The Company has an Incentive Stock Option Plan under which options to purchase shares of the Company's common stock may be granted to key employees of the Company. The total number of shares issuable under the Incentive Stock Option Plan is 500,000 shares. Options granted under the Incentive Stock Option Plan become exercisable in cumulative annual increments of 20 percent, commencing on the date of grant. Incentive stock options expire 10 years from the date of grant.

The Company has a Director's Stock Option Plan (the "Directors' Plan") under which each non-employee director of the Company, on the date of his or her election to the Board, is automatically granted an option to purchase 10,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant. The total number of shares issuable under the Director Stock Option Plan is 100,000. Options granted under the Director Stock Option Plan become exercisable in cumulative annual increments of 20 percent, commencing on the anniversary of the date of grant. Director stock options expire 10 years from the date of grant. During fiscal 1996, in accordance with the provisions of the Directors' Plan, an option to purchase 10,000 shares of common stock was automatically granted to a non-employee director upon his election to the Board. In addition, the Board of Directors granted an option to purchase 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant, to one non-employee director in fiscal 1997 and another non-employee director in fiscal 1998. These grants were made outside of the Directors' Plan.

The Incentive Stock Option Plan is administered by a Compensation Committee appointed by and holding office at the pleasure of the Board of Directors; the Directors' Plan is administered by the Board. Stock option activity for both plans is shown below:

                                                                              Weighted-
                                                               Options         Average
                                                           Outstanding         Exercise
                                                                Number          Price
                                                        --------------          ------
Outstanding at January 27, 1995                                316,250          $10.25
   Granted                                                      10,000           $4.13
   Exercised                                                        --              --
   Cancelled                                                   (10,000)         $14.25
                                                        --------------          ------
Outstanding at February 2, 1996                                316,250           $9.93
   Granted                                                     107,500           $4.69
   Exercised                                                    (4,000)          $4.69
   Cancelled                                                   (20,250)          $5.23
                                                        --------------          ------
Outstanding at January 31, 1997                                399,500           $8.81
   Granted                                                      41,000           $4.94
   Exercised                                                    (2,000)          $4.69
   Cancelled                                                   (46,500)          $7.94
                                                        --------------          ------
Outstanding at January 30, 1998                                392,000           $8.53
                                                        ==============          ======


Options exercisable at February 2, 1996                        213,250           $9.01
                                                        ==============          ======

Options exercisable at January 31, 1997                        251,500           $9.51
                                                        ==============          ======

Options exercisable at January 30, 1998                        287,200           $9.37
                                                        ==============          ======

The following table summarizes information about employee and director stock options outstanding at January 30, 1998:

                                 Options Outstanding                  Options Exercisable
                       -----------------------------------------   --------------------------
                                       Weighted-
                                        Average      Weighted-                      Weighted-
                                       Remaining      Average                        Average
      Range of            Number       Contractual   Exercise          Number       Exercise
  Exercise Prices      Outstanding        Life        Price         Exercisable      Price
--------------------------------------------------------------------------------------------
  $ 4.13 to $ 5.23        207,000         5.4          $4.92          121,200        $5.05
  $12.25 to $14.25        185,000         6.0         $12.57          166,000       $12.53
                          -------                                     -------
                          392,000                                     287,200
                          =======                                     =======


Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the employee and non-employee director stock options granted under the fair value method of that Statement. The weighted-average estimated grant fair values, as defined by SFAS No. 123, for options granted during fiscal years 1998, 1997 and 1996 were $2.24, $2.57 and $2.24, respectively. All options were granted at exercise prices equal to market prices during fiscal years 1998, 1997 and 1996.

The fair values for options granted in fiscal 1998, 1997 and 1996 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                              1998          1997          1996
                                            ---------     ---------     ---------
Risk-free interest rate                         6.78%         6.31%         5.83%
Dividend yield                                  0.00%         0.00%         0.00%
Volatility                                     30.21%        48.16%        48.61%
Weighted-average option life                  6 years       6 years       6 years

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

                                               1998          1997          1996
                                            ---------     ---------     ---------
Net income:
    As reported                             $   6,678        $2,190     $     346
    Pro forma                                   6,608         2,158           345
Net income per share:
    As reported - basic                     $    1.07     $    0.35     $    0.06
    As reported - diluted                   $    1.06     $    0.35     $    0.06
    Pro forma - basic                       $    1.06     $    0.35     $    0.06
    Pro forma - diluted                     $    1.05     $    0.34     $    0.06


NOTE 14 - LITIGATION SETTLEMENT AWARD

In September 1997, the Company recovered approximately $4.7 million, net of attorney fees, from settlement of litigation involving the insurers for two former gold jewelry manufacturers. This litigation award is included in other income for fiscal 1998.

NOTE 15 - CAPITAL STOCK:

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

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED):
(Amounts in thousands, except per share amounts)

                                                         1998 Quarters
                                        ------------------------------------------------------
Quarter ended                                   1st           2nd            3rd           4th
-------------                           -----------   -----------    -----------   -----------
Net sales                               $    32,650   $    27,585    $    46,373   $    53,112
Gross margin                                  6,211         5,641         10,474        13,594
Net income (loss)                               143          (466)         3,496         3,505
Per Share Data:
    Basic net income (loss) per share          0.02         (0.07)          0.56          0.56
    Diluted net income (loss) per share        0.02         (0.07)          0.56          0.55
    Market Price - High                        5.12          5.88           6.00          5.94
    Market Price - Low                         4.50          4.25           4.25          4.50

                                                         1997 Quarters
                                        ------------------------------------------------------
Quarter ended                                   1st           2nd            3rd           4th
-------------                           -----------   -----------    -----------   -----------
Net sales                               $    44,915   $    29,747    $    55,649   $    46,754
Gross margin                                  8,246         5,056         10,749         8,616
Net income (loss)                               287          (645)         1,622           926
Per Share Data:
    Basic net income (loss) per share          0.05         (0.10)          0.26          0.14
    Diluted net income (loss) per share        0.05         (0.10)          0.26          0.14
    Market Price - High                        4.88          6.50           6.50          6.50
    Market Price - Low                         4.25          4.75           5.00          4.63



The Company's Common Stock has traded in the Nasdaq National Market under the trading symbol "OROA" since the Company's initial public offering on September 23, 1993. On April 24, 1998, there were 26 holders of record of the Common Stock.

The Company has not paid dividends on the Common Stock since its initial public offering in September 1993 and does not intend to pay dividends in the foreseeable future. The Board of Directors currently intends to retain earnings for use in the Company's business. In addition, the Company's revolving credit facilities and gold consignment agreements contain covenants which prohibit the payment of dividends on the Common Stock.

                                OroAmerica, Inc.
                 Schedule II - Valuation and Qualifying Accounts
                                 (In thousands)


                                                        Additions
                                        ----------------------------------------
                                                      Charged
                                        Balance at    to costs      Charged                     Balance
                                        beginning       and        to other                     at end
             Description                of period     expenses      accounts       Deductions  of period
--------------------------------------- ----------   ----------    ---------      -----------  ---------
For the year ended February 2, 1996:
   Allowance for doubtful accounts       $ 1,100        $1,898     $  (497) (4)   $(1,053)(2)  $ 1,448
   Reserve for estimated returns           5,800             0           0          2,700 (3)    8,500
   Allowance for uncollectible
       vendor advances                       750             0         108  (5)         0          858
                                         --------       ------     -------        -------      -------

                Total                    $ 7,650        $1,898       ($389)       $ 1,647      $10,806
                                         ========       ======     =======        =======      =======


For the year ended January 31, 1997:
   Allowance for doubtful accounts       $ 1,448        $  517     $     31 (1)   $  (414)(2)  $ 1,582
   Reserve for estimated returns           8,500             0            0           140 (3)    8,640
   Allowance for uncollectible
       vendor advances                       858             0            0          (228)(6)      630
                                         --------       ------     --------       -------      -------

                Total                    $10,806        $  517     $     31       $  (502)     $10,852
                                         ========       ======     ========       =======      =======

For the year ended January 30, 1998
   Allowance for doubtful accounts       $ 1,582          $763         $142 (7)     ($887)(2)  $ 1,600
   Reserve for estimated returns           8,640             0          402 (8)       160 (3)    9,202
   Allowance for uncollectible
       vendor advances                       630            50            0              0         680
                                         --------     ---------    ---------      ---------    -------

                Total                    $10,852          $813         $544         ($727)     $11,482
                                         ========     =========    =========      =========    =======



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

(7) Includes $150,000 adjustment to miscellaneous accruals, $126,000 write-off of long-term accounts receivable, $98,000 collection on trade receivables previously written-off and $20,000 allowance for doubtful accounts acquired with the Jerry Prince acquisition.

(8)     Estimated return reserve acquired from Jerry Prince transaction.