Form 10-Q
period 1998-05-01
OROAMERICA INC
filed 1998-06-15
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 1, 1998.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______ to ______ .


        Commission File Number 0-21862


                                OROAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                94-2385342
----------------------------               -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or
organization)

443 North Varney Street, Burbank, California                    91502
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

(818) 848-5555
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:


                                                   SHARES OUTSTANDING AS OF
CLASS                                                    June 5, 1998
-----                                                    ------------
Common Stock, $.001 par value                             6,264,378

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                            QUARTER ENDED MAY 1, 1998


                                TABLE OF CONTENTS



                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

    Item 1. FINANCIAL STATEMENTS
            Consolidated Balance Sheets ............................       1
            Consolidated Statements of Income ......................       2
            Consolidated Statements of Cash Flows ..................       3
            Notes to Condensed Consolidated Financial Statements ...       4

    Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ....................       7


PART II - OTHER INFORMATION

    Items 1 through 5. Not Applicable

    Item 6. Exhibits and Reports on Form 8-K .......................      11


SIGNATURES .........................................................      12

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                            May 1,       January 30,
(Dollars in thousands, except share amounts)                                                1998            1998
                                                                                        ------------     ------------
ASSETS                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                            $    35,417      $    30,351
    Accounts receivable less allowance for returns
    and doubtful accounts of $9,864 and $10,802                                               16,706           19,627
    Other accounts and notes receivable                                                          948              235
    Inventories (Note 2)                                                                      11,424           12,772
    Deferred income taxes                                                                      2,611            2,611
    Prepaid items and other current assets                                                     1,599              742
                                                                                        ------------     ------------
         Total current assets                                                                 68,705           66,338
Property and equipment, net                                                                   10,226           10,406
Excess of purchase price over net assets acquired, net                                         4,218            4,302
Patents, net                                                                                   5,054            5,177
Other assets                                                                                     442              442
                                                                                        ------------     ------------
                                                                                         $    88,645      $    86,665
                                                                                        ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                    $     2,592      $       347
    Notes payable (Note 3)                                                                        --               --
    Accounts payable                                                                           9,837            7,426
    Income taxes payable                                                                       1,585            1,443
    Accrued expenses                                                                           7,278            8,911
                                                                                        ------------     ------------
         Total current liabilities                                                            21,292           18,127
Long-term debt, less current portion                                                              --            2,341
                                                                                        ------------     ------------
         Total liabilities                                                                    21,292           20,468
                                                                                        ------------     ------------
Stockholders' equity:
    Preferred stock,  500,000 shares authorized, $.001 par value;
         none issued and outstanding                                                              --               --
    Common stock, 10,000,000 shares authorized, $.001 par value;
         6,255,378, and 6,254,378 shares issued and outstanding
         at May 1, 1998 and January 30, 1998, respectively                                         6                6
    Paid-in capital                                                                           42,984           42,979
    Retained earnings                                                                         24,363           23,212
                                                                                        ------------     ------------
           Total stockholders' equity                                                         67,353           66,197
                                                                                        ------------     ------------
                                                                                        $     88,645     $     86,665
                                                                                        ============     ============


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                THIRTEEN WEEKS ENDED MAY 1, 1998 AND MAY 2, 1997
                                   (Unaudited)


                                                                    May 1,              May 2,
(Dollars in thousands, except per share amounts)                     1998                1997
                                                                 ------------        ------------
Net sales                                                        $     42,477        $     32,650
Cost of goods sold, exclusive of depreciation                          33,029              26,439
                                                                 ------------        ------------
Gross profit                                                            9,448               6,211
Selling, general and administrative, and other expenses                 7,140               5,524
                                                                 ------------        ------------
Operating income                                                        2,308                 687
Interest expense                                                          421                 426
                                                                 ------------        ------------
Income before income taxes                                              1,887                 261
Provision for income taxes                                                736                 118
                                                                 ------------        ------------
Net income                                                       $      1,151        $        143
                                                                 ============        ============

Basic net income per share (Note 1)                              $       0.18        $       0.02
                                                                 ============        ============
Diluted net income per share (Note 1)                            $       0.18        $       0.02
                                                                 ============        ============

Weighted average shares outstanding                                 6,254,711           6,253,711
Dilutive effect of stock options                                       58,312               5,014
                                                                 ------------        ------------
Weighted average shares outstanding assuming dilution               6,313,023           6,258,725
                                                                 ============        ============


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 For the Thirteen Weeks Ended
                                                                                -------------------------------
                                                                                   May 1,             May 2,
(Dollars in thousands)                                                             1998                1997
                                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $      1,151       $        143
    Adjustments to reconcile net income to net
        cash provided by (used in) operating activities:
           Depreciation and amortization                                                 690                563
           Provision for losses on accounts receivable                                   165                 41
           Provision for estimated returns                                            (1,070)            (4,040)
    Change in assets and liabilities:
           Accounts receivable                                                         3,826              6,687
           Other accounts and notes receivable                                          (713)                 4
           Inventories                                                                 1,348             (1,642)
           Prepaid income taxes and income taxes payable                                 142                (83)
           Prepaid items and other current assets                                       (857)              (502)
           Accounts payable, accrued expenses and deferred liabilities                   778             (3,199)
                                                                                ------------       ------------
                Net cash provided by (used in) operating activities                    5,460             (2,028)
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures                                                         (303)              (602)
                                                                                ------------       ------------
                Net cash used in investing activities                                   (303)              (602)
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
           Principal repayments of long-term debt                                        (96)              (159)
           Issuance of common stock                                                        5                  9
                                                                                ------------       ------------
                Net cash used in financing activities                                    (91)              (150)
                                                                                ------------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       5,066             (2,780)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      30,351             22,381
                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     35,417       $     19,601
                                                                                ============       ============

Supplemental disclosure of cash flow information:
           Interest paid                                                        $        464       $        477
           Income taxes paid                                                    $        615       $        201


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

        The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen week periods ended May 1, 1998 and May 2, 1997. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 30, 1998 audited consolidated financial statements. The results of operations for the thirteen-week period ended May 1, 1998 are not necessarily indicative of the results for a full year.

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


NOTE 2 - INVENTORIES

        Inventories consist of the following (in thousands, except per ounce data):


                                                      May 1,          January 30,
                                                      1998              1998
                                                  ------------       ------------
                                                  (Unaudited)
           Gold and other raw materials           $      3,117       $      4,093
           Manufacturing costs and other                 7,407              7,975
                                                  ------------       ------------
           Jewelry inventories                          10,524             12,068
           Tobacco inventories                           2,775              2,801
           Other inventories                               330                310
                                                  ------------       ------------
                     Subtotal                           13,629             15,179

           LIFO cost less than FIFO cost                (1,525)            (1,727)
           Allowance for vendor advances                  (680)              (680)
                                                  ------------       ------------
                                                  $     11,424       $     12,772
                                                  ============       ============

           Gold price per ounce                   $     306.90       $     304.85
                                                  ============       ============


        The Company values its jewelry inventories using the last-in, first-out
(LIFO) method. The Company values its tobacco and other inventories using the first-in, first-out (FIFO) method.

        The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 285,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until the consigned gold is purchased by the Company.

        At May 1, 1998 and January 30, 1998, the Company held approximately 155,300 and 155,400 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned-gold into finished jewelry products.

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

        The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio, and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract, and
(g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At May 1, 1998, the Company was in compliance with all of the requirements of its consignment agreements.


NOTE 3 - NOTES PAYABLE

        The Company has a revolving credit facility with Bank of America, NT & SA which varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of May 1, 1998 or January 30, 1998. No short-term advances were outstanding at May 1, 1998 or January 30, 1998. Stand-by letters of credit outstanding at May 1, 1998 and at January 30, 1998 totaled $1,158,000 and $1,500,000, respectively. The revolving credit facility also provides for a separate $1 million reducing-revolving line of credit, whereby the amount of credit available decreases $200,000 annually every June 30th until June 30, 1999, when the then outstanding principal balance becomes payable in full. Advances under the reducing-revolving credit facility bear interest at the bank's prime rate plus .75%. No advances under the reducing-revolving credit facility were outstanding at May 1, 1998 or January 30, 1998. The revolving credit agreement expires August 1, 1998. The Company intends to renew the Bank of America revolving credit facility in the near future and does not anticipate any problems in securing the renewal of this agreement.

        Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At May 1, 1998, the Company was in compliance with all of the requirements of the revolving credit agreement.

NOTE 4 - NEW ACCOUNTING STANDARDS

At the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 " Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established standards for the reporting and disclosure of the components of comprehensive income in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The adoption had no effect on the Company's consolidated results of operations, financial position or cash flows. The Company's comprehensive income equals net income for each of the thirteen week periods ended May 1, 1998 and May 2, 1997.

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is required to be adopted for the Company's year ending January 29, 1999. SFAS requires that certain financial information regarding operating segments be publicly reported on the same basis as used internally by management to evaluate segment performance. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

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


                                                       As a Percentage of Net Sales
                                                            Thirteen Weeks Ended
                                                       ----------------------------
                                                          May 1,           May 2,
                                                           1998             1997
                                                       ------------    ------------
Net sales                                                     100.0%          100.0%
Cost of goods sold                                             77.8            81.0
                                                       ------------    ------------
Gross profit                                                   22.2            19.0
Selling, general and administrative,
 and other expenses                                            16.8            16.9
                                                       ------------    ------------
Operating income                                                5.4             2.1
Interest expense                                                1.0             1.3
                                                       ------------    ------------
Income before income taxes                                      4.4             0.8
Provision for income taxes                                      1.7             0.4
                                                       ------------    ------------
Net income                                                      2.7%            0.4%
                                                       ============    ============

THIRTEEN WEEKS ENDED MAY 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1997

        Net sales for the thirteen weeks ended May 1, 1998 increased by $9.8 million, or 30.1%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of gold jewelry sold (by weight). The Company attributes this increase to inventory expansions by certain retail customers and to additional sales from customers obtained as a result of the acquisition of Jerry Prince, Inc. in October 1997.

        Gross profit for the thirteen-week period ended May 1, 1998 increased by $3.2 million, or 52.1%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 19.0% for the thirteen-week period ended May 2, 1997 to 22.2% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on the cost of goods sold, the gross margin for the thirteen-week periods ended May 1, 1998 and May 2, 1997, would have been 21.8% and 19.0% of sales, respectively. The increase was due to changes in sales product mix. The gold prices used to cost inventory at January 30, 1998, May 1, 1998, January 31, 1997 and May 2, 1997, were $304.85, $306.90, $345.50 and $339.65, respectively.

        Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the thirteen weeks ended May 1, 1998, increased by $1.6 million, or 29.3%, from the comparable period of the prior year. As a percentage of net sales, these expenses decreased from 16.9% in the thirteen weeks ended May 2, 1997 to 16.8% in the thirteen weeks ended May 1, 1998. The increase in the dollar amount of selling, general and administrative, and other expenses is primarily attributable to increased selling and product expenses of $823,000, increased personnel costs of $489,000, and increased consulting, professional and outside services of $302,000. These increases to expense were offset by an increase in other income of $321,000. The increase in selling and product expenses results primarily from expanded cooperative advertising agreements with certain customers and increased product royalty expense. Personnel costs have risen due to increased headcount. Consulting, professional and outside services have increased due to a higher utilization of temporary personnel in the Company's operations. Other income increased due to the investment of excess cash.

        The effective tax rate in the thirteen weeks ended May 1, 1998 was 39.0% as compared to 45.2% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program, and borrowings under its revolving credit facilities. A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 285,000 ounces at May 1, 1998 and is subject to fluctuations based on changes in the market value of gold. As of May 1, 1998, the Company held approximately 155,300 ounces of gold on consignment.

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

        Net accounts receivable decreased from $19.6 million at January 30, 1998 to $16.7 million at May 1, 1998. The decrease in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $10.8 million at January 30, 1998 to $9.9 million at May 1, 1998. The decrease in the amount of the allowance at May 1, 1998 is primarily attributable to seasonal adjustments in the reserve for returns.

        Total inventories decreased from $12.8 million at January 30, 1998 to $11.4 million at May 1, 1998. The decrease is primarily attributable to a decrease in the Company's jewelry inventories during the current period. At May 1, 1998, a substantial portion of the gold included in the Company's finished goods and work-in-process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

        Accounts payable increased from $7.4 million at January 30, 1998 to $9.8 million at May 1, 1998. This increase is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $8.9 million at January 30, 1998 to $7.3 million at May 1, 1998. This decrease is primarily due to the payment of payroll and certain deferred liabilities.

        The Company expects to incur capital expenditures of $1 million during the balance of fiscal 1999, principally for improvement of manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

OTHER

        The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 issue exists because many computer systems and applications currently utilize two-digit date fields, rather than four-digit date fields, to define the applicable year. When the millenium date change occurs, date-sensitive systems will recognize the year 2000 as the year 1900, or not all. This inability to recognize or properly treat the year 2000 may result in system failures or cause systems to process critical financial and operational information incorrectly. For information regarding the Company's plans for resolving the year 2000 computer issue, please refer to "Other Matters" contained in Item 1, "Business", of the Company's Form 10-K for the fiscal year ended January 30, 1998. The Company does not expect that the costs of addressing potential problems relating to the year 2000 issue will have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27      Financial Data Schedule

(b)     Reports on Form 8-K:

        None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OROAMERICA, INC.



Date:      June 10, 1998       By: SHIU SHAO
           -------------           ----------------------------------
                                   SHIU SHAO, Chief Financial Officer
                                   Vice President and Director




Date:      June 10, 1998       By: BETTY SOU
           -------------           ----------------------------------
                                   BETTY SOU, Controller