Form 10-Q
period 1998-07-31
OROAMERICA INC
filed 1998-09-09
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 31, 1998.


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to ___________

         Commission File Number 0-21862


                                OROAMERICA, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                       94-2385342
--------------                                 --------------------------------
(State or other jurisdiction                   (I.R.S. Employer Identification
of incorporation or organization)              No.)

443 North Varney Street, Burbank, California   91502
--------------------------------------------   ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                        SHARES OUTSTANDING AS OF
 CLASS                                      SEPTEMBER 4, 1998
 -----                                  ------------------------
 Common Stock, $.001 par value                  6,364,878

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED JULY 31, 1998


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                                      PAGE

         Item 1.  Financial Statements
                  Consolidated Balance Sheets ............................................................            1
                  Consolidated Statements of Operations ..................................................            2
                  Consolidated Statements of Cash Flows...................................................            3
                  Notes to Consolidated Financial Statements  ............................................           4-7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................................           8-12


PART II - OTHER INFORMATION

         Items 1 through 3.     Not Applicable

         Item 4.  Submission of Matters to a Vote of  Security Holders....................................           13

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K........................................................           13

SIGNATURES................................................................................................           14

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                        JULY 31,       JANUARY 30,
                                                                                          1998            1998
                                                                                       -----------     -----------
ASSETS                                                                                 (Unaudited)
Current assets:
  Cash and cash equivalents                                                              $23,684          $30,351
  Accounts receivable less allowance for returns and doubtful accounts of
   $8,142 and $10,802                                                                     13,004           19,627
  Other accounts and notes receivable                                                      1,120              235
  Inventories (Note 2)                                                                    19,073           12,772
  Deferred income taxes                                                                    2,611            2,611
  Prepaid income taxes                                                                     1,068               --
  Prepaid items and other current assets                                                   1,132              742
                                                                                         -------          -------
     Total current assets                                                                 61,692           66,338

Property and equipment, net                                                               10,878           10,406
Excess of purchase price over net assets acquired, net                                     4,215            4,302
Patents, net                                                                               4,932            5,177
Other assets                                                                                 442              442
                                                                                         -------          -------
                                                                                         $82,159          $86,665
                                                                                         =======          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                                      $   170          $   347
  Notes payable (Note 3)                                                                      --               --
  Accounts payable                                                                         5,993            7,426
  Income taxes payable                                                                     1,587            1,443
  Accrued expenses                                                                         6,812            8,911
                                                                                         -------          -------
     Total current liabilities                                                            14,562           18,127
Long-term debt, less current portion                                                          --            2,341
                                                                                         -------          -------
     Total liabilities                                                                    14,562           20,468
                                                                                         -------          -------

Stockholders' equity:
  Preferred stock,  500,000 shares authorized, $.001 par value; none issued and
    outstanding                                                                               --               --
  Common stock, 10,000,000 shares authorized, $.001 par value; 6,304,128 and
    6,254,378 shares issued and outstanding at July 31, 1998 and January 30, 1998,
    respectively                                                                               6                6
  Paid-in capital                                                                         43,227           42,979
  Retained earnings                                                                       24,364           23,212
                                                                                         -------          -------
     Total stockholders' equity                                                           67,597           66,197
                                                                                         -------          -------
                                                                                         $82,159          $86,665
                                                                                         =======          =======

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 PERIODS ENDED JULY 31, 1998 AND AUGUST 1, 1997
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                  FOR THE                             FOR THE
                                                            THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                      -----------------------------        ----------------------------
                                                          JULY 31,         AUGUST 1,         JULY 31,         AUGUST 1,
                                                            1998             1997              1998             1997
                                                        -----------      -----------       -----------       ---------

Net sales                                              $    29,433       $    27,585       $    71,910      $   60,235

Cost of goods sold, exclusive of depreciation               22,505            21,944            55,534          48,383
                                                       -----------       -----------       -----------       ---------

  Gross profit                                               6,928             5,641            16,376          11,852

Selling, general and administrative expenses,
 and other expenses                                          6,621             6,117            13,761          11,641
                                                       -----------       -----------       -----------       ---------

Operating income (loss)                                        307              (476)            2,615             211

Interest expense                                               306               373               727             799
                                                       -----------       -----------       -----------       ---------

Income (loss) before income taxes                                1              (849)            1,888            (588)

Provision (benefit) for income taxes                            --              (383)              736            (265)
                                                       -----------       -----------       -----------       ---------

Net income (loss)                                      $         1       $      (466)      $     1,152       $    (323)
                                                       ===========       ===========       ===========       =========

Basic net income (loss) per share (Note 1)             $      0.00       $     (0.07)      $      0.18       $   (0.05)
                                                       ===========       ===========       ===========       =========
Diluted net income (loss) per share (Note 1)           $      0.00       $     (0.07)      $      0.18       $   (0.05)
                                                       ===========       ===========       ===========       =========

Weighted average shares outstanding                      6,290,711         6,254,378         6,272,711       6,254,045
Dilutive effect of stock options                           100,657                --           100,657              --
                                                       -----------       -----------       -----------       ---------
Weighted average shares outstanding
  assuming dilution                                      6,391,368         6,254,378         6,373,368       6,254,045
                                                       ===========       ===========       ===========       =========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                           Increase (Decrease) in Cash

                                                                                            FOR THE
                                                                                     TWENTY-SIX WEEKS ENDED
                                                                                  ----------------------------
                                                                                  JULY 31,           AUGUST 1,
                                                                                    1998                1997
                                                                                  --------           ---------
Cash flows from operating activities:
  Net income (loss)                                                              $  1,152           $   (323)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                 1,238              1,161
      Provision for losses on accounts receivable                                     330                356
      Provision for estimated returns                                              (2,914)            (5,490)
      Gain on sale of property                                                        (40)                --

Change in assets and liabilities, net of effects from
        acquisition of a business:
      Accounts receivable                                                           9,207              9,056
      Other accounts and notes receivable                                            (885)               254
      Inventories                                                                  (6,301)            (1,156)
      Non-current accounts receivable                                                  --               (279)
      Prepaid income taxes and income taxes payable                                  (924)              (496)
      Prepaid items and other current assets                                         (390)              (695)
      Accounts payable, accrued expenses and deferred liabilities                  (3,532)            (2,378)
                                                                                 --------           --------
         Net cash (used in) provided by operating activities                       (3,059)                10
                                                                                 --------           --------

Cash flows from investing activities:
  Capital expenditures                                                             (1,098)            (1,038)
  Acquisition of a business                                                          (280)                --
  Proceeds from sale of property                                                       40                 --
                                                                                 --------           --------
         Net cash used in investing activities                                     (1,338)            (1,038)
                                                                                 --------           --------
Cash flows from financing activities:
  Gross borrowings under line-of-credit agreement                                     400                300
  Repayment of borrowings under line-of-credit                                       (400)              (300)
  Principal repayments of long-term debt                                           (2,518)              (277)
  Issuance of common stock                                                            248                  9
                                                                                 --------           --------
         Net cash used in financing activities                                     (2,270)              (268)
                                                                                 --------           --------

Decrease in cash and cash equivalents                                              (6,667)            (1,296)
Cash and cash equivalents at beginning of period                                   30,351             22,381
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $ 23,684           $ 21,085
                                                                                 ========           ========



          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and twenty-six week periods ended July 31, 1998 and August 1, 1997. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 30, 1998 audited consolidated financial statements. The results of operations for the thirteen and twenty-six week periods ended July 31, 1998 are not necessarily indicative of the results for a full year.

Net income (loss) per share

         Basic net income (loss) per share excludes all dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and twenty-six week periods ended July 31, 1998, diluted net income per share includes the dilutive effect of stock options. For the thirteen and twenty-six week periods ended August 1, 1997, the assumed exercise of stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted net loss per share.

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

         Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                  For the Twenty-Six Weeks Ended
(in thousands)                                    July 31, 1998  August 1, 1997
--------------------------------------------------------------------------------
Cash paid during the year for:
     Interest                                        $  752          $  398
     Income taxes                                     1,696             231
Non-cash investing and financing activities
     Acquisition of a business:
         Fair value of assets acquired               $  280          $   --
         Liabilities assumed                             --              --
                                                     ------          ------
           Cash paid                                 $  280          $   --
                                                     ======          ======

 In June 1998, the Company acquired Eclipse Design, Inc. ("Eclipse"), a privately-held company engaged in the design, manufacture and sale of gold earrings. Under the terms of the purchaseagreement, the Company acquired all of the operating assets of Eclipse for $280,000, which was funded from existing cash. The acquisition was accounted for using the purchase method of accounting. The pro forma combined results of operations of the Company and Eclipse as if the acquisition had taken place at the beginning of the year are immaterial and not presented.

NOTE 2 - INVENTORIES

    Inventories consist of the following (in thousands, except per ounce data):

                                     July 31,           January 30,
                                       1998                 1998
                                    ----------          -----------
                                    (Unaudited)


Gold and other raw materials           $  6,572           $  4,093
Manufacturing costs and other            10,177              7,975
                                       --------           --------
Jewelry inventories                      16,749             12,068
Tobacco inventories                       3,672              2,801
Other inventories                           303                310
                                       --------           --------
                Subtotal                 20,724             15,179

LIFO cost less than FIFO cost              (971)            (1,727)
Allowance for vendor advances              (680)              (680)
                                       --------           --------
                                       $ 19,073           $ 12,772
                                       ========           ========

Gold price per ounce                   $ 288.85           $ 304.85
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

         At July 31, 1998 and January 30, 1998, respectively, the Company held approximately 192,700 and 155,400 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

         The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and
(g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At July 31, 1998, the Company was in compliance with all of the requirements of its consignment agreements.


NOTE 3 - NOTES PAYABLE

         The Company has a revolving credit facility with Bank of America, NT & SA under which the maximum credit availability varies seasonally from $20.0 million to $35.0 million and may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. No advances were outstanding under the credit facility at July 31, 1998 or January 30, 1998. The revolving credit agreement expires November 1, 1998. The Company is currently negotiating the renewal of the revolving credit agreement. For further information regarding the Company's revolving credit facilities, see the Company's January 30, 1998, audited consolidated financial statements.


NOTE 4 - NEW ACCOUNTING STANDARDS

         At the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130 " Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established standards for the reporting and disclosure of the components of comprehensive income in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The adoption had no effect on the Company's consolidated results of operations, financial position or cash flows. The Company's comprehensive income equals net income for each of the twenty-six week periods ended July 31, 1998 and August 1, 1997.

         In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which is required to be adopted for the Company's fiscal year ending January 29, 1999. SFAS 130 requires that certain financial information regarding operating segments be publicly reported on the same basis as used internally by management to evaluate segment performance. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, SFAS 133 defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company has not yet determined what the effect of adoption of SFAS 133 will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the financial statements and notes thereto.

GENERAL

         The Company's business, and the jewelry business in general, is highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the fourth quarter generally produces the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a build up of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal build up in customer receivables in the fourth quarter that must be funded by increased borrowings. Consequently, the results of second quarter operations are not necessarily indicative of the Company's performance for an entire year.

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

         The Company entered into the premium cigar business during fiscal 1998. In February 1998, sales of cigar products began. In June 1998, the Company's flagship cigar store opened on Rodeo Drive in Beverly Hills, California. Net loss from cigar operations for the thirteen and twenty-six week periods ended July 31, 1998, totaled $298,000 and $546,000, respectively.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the consolidated statements of income.


                                                     AS A PERCENTAGE  OF NET SALES
                                                     -----------------------------
                                            THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                           JULY 31,    AUGUST 1,      JULY 31,    AUGUST 1,
                                             1998         1997          1998         1997
                                           -------       ------        ------       ------
Net sales                                    100.0%       100.0%        100.0%       100.0%
Cost of goods sold                            76.5         79.6          77.2         80.3
                                           -------       ------        ------       ------
Gross profit                                  23.5         20.4          22.8         19.7
Selling, general and administrative,
  and other expenses                          22.5         22.2          19.2         19.3
                                           -------       ------        ------       ------
Operating income (loss)                        1.0         (1.8)          3.6          0.4
Interest expense                               1.0          1.3           1.0          1.3
                                           -------       ------        ------       ------
Income (loss) before income taxes             --           (3.1)          2.6         (0.9)
Provision (benefit) for income taxes          --           (1.4)          1.0         (0.4)
                                           -------       ------        ------       ------
Net income (loss)                             --  %        (1.7)%         1.6%        (0.5)%
                                           =======       ======        ======       ======



THIRTEEN WEEKS ENDED JULY 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 1, 1997.

         Net sales for the thirteen weeks ended July 31, 1998 increased by $1.8 million, or 6.7%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of gold jewelry (by weight) sold offset by decreases in sales prices due to a reduction in the average market price of gold. The Company attributes the volume increase to increased demand from certain customers and to additional sales from customers obtained as a result of the acquisition of Jerry Prince, Inc. in October 1997.

         Gross profit for the thirteen weeks ended July 31, 1998 increased by $1.3 million, or 22.8%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 20.4% for the thirteen weeks ended August 1, 1997, to 23.5% for the current period. In the thirteen weeks ended July 31, 1998, there was a decrease in the cost of sales of $201,000, which was primarily attributable to a LIFO reserve adjustment of $554,000 offset by a $353,000 decrease in the carrying value of inventory due to gold price fluctuations. In the thirteen weeks ended August 1, 1997, there was a decrease in cost of sales of $22,000, which was primarily attributable to a LIFO reserve adjustment of $88,000 offset by a $66,000 decrease in the carrying value of inventory due to gold price fluctuations. Absent these factors, the gross profit margin in the thirteen weeks ended July 31, 1998 and August 1, 1997 would have been 22.9% and 20.4%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at July 31, 1998, May 1, 1998, August 1, 1997 and May 2, 1997 were $288.85,
$306.90, $324.10 and $339.65, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the thirteen weeks ended July 31, 1998 increased by $504,000, or 8.2%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative, and other expenses is attributable to increased personnel costs of $518,000 and increased selling and product expense of $251,000. These increases in expense were offset by a decrease in bad debt expense of $150,000 and an increase in other income of $198,000. Selling, general and administrative, and other expenses for the quarter ended July 31, 1998, includes approximately $322,000 of expense from the Company's cigar operations.

         Interest expense for the thirteen weeks ended July 31, 1998 decreased approximately $67,000, or 18.0%, from the comparable period of the prior year. Interest expense declined due to reduced borrowings under mortgage and gold consignment agreements.

         The effective tax rate in the thirteen weeks ended July 31, 1998 was 39%, compared to a 45.1% tax benefit rate in the comparable period of the prior year.

TWENTY-SIX WEEKS ENDED JULY 31, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1997.

         Net sales for the twenty-six weeks ended July 31, 1998 increased by $11.7 million, or 19.4%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of gold jewelry (by weight) sold offset by decreases in sales prices due to a reduction in the average market price of gold. The Company attributes the volume increase to increased demand from certain customers and to additional sales from customers obtained as a result of the acquisition of Jerry Prince, Inc. in October 1997.

         Gross profit for the twenty-six weeks ended July 31, 1998 increased by $4.5 million, or 38.2%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 19.7% for the twenty-six weeks ended August 1, 1997, to 22.8% for the current period. In the twenty-six weeks ended July 31, 1998, there was a decrease in the cost of sales of $443,000, which was primarily attributable to a LIFO reserve adjustment of $756,000 offset by a $313,000 decrease in the carrying value of inventory due to gold price fluctuations. In the twenty-six weeks ended August 1, 1997, there was a decrease in cost of sales of $35,000, which was primarily attributable to a LIFO reserve adjustment of $126,000 offset by a $91,000 decrease in the carrying value of inventory due to gold price fluctuations. Absent these factors, the gross profit margin in the twenty-six week periods ended July 31, 1998 and August 1, 1997 would have been 22.2% and 19.6%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at July 31, 1998, January 30, 1998, August 1, 1997 and January 31, 1997 were $288.85, $304.85, $324.10, and $345.50, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the twenty-six weeks ended July 31, 1998 increased by $2.1 million, or 18.2%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative, and other expenses is primarily attributable to increased selling and product expense of $1.1 million and increased personnel costs of $1.0 million. These increases in expense were offset by an increase in other income of $518,000. Selling, general and administrative and other expenses for the six months ended July 31, 1998, includes approximately $638,000 of expense from the Company's cigar operations.

         Interest expense for the twenty-six weeks ended July 31, 1998 decreased approximately $72,000, or 9.0%, from the comparable period of the prior year. Interest expense declined due to reduced borrowings under mortgage and gold consignment agreements.

         The effective tax rate in the twenty-six weeks ended July 31, 1998 was 39%, compared to a 45.1% tax benefit rate in the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

         A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 285,000 ounces at July 31, 1998 and is subject to fluctuations based on changes in the market value of gold. At July 31, 1998, the Company held approximately 192,700 ounces of gold on consignment.

         The Company's revolving credit facility with Bank of America NT & SA expires November 1, 1998. The credit facility provides for borrowings within limits which vary seasonally from $20.0 million to $35.0 million and are subject to the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount as provided for under the credit facility. The Company is currently negotiating renewal of the revolving credit facility.

         For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Consolidated Financial Statements and the Company's January 30, 1998, audited consolidated financial statements.

         Net accounts receivable decreased from $19.6 million at January 30, 1998 to $13.0 million at July 31, 1998. The decrease in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $10.8 million at January 30, 1998 to $8.1 million at July 31, 1998. The decrease in the amount of the allowance at July 31, 1998 is primarily attributable to seasonal adjustments in the reserve for returns.

         Inventories increased from $12.8 million at January 30, 1998 to $19.1 million at July 31, 1998. This increase is primarily attributable to the seasonal build up of jewelry and tobacco inventories of approximately $5.4 million and $871,000, respectively. At July 31, 1998, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable decreased from $7.4 million at January 30, 1998 to $6.0 million at July 31, 1998. This decrease is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $8.9 million at January 30, 1998 to $6.8 million at July 31, 1998. This decrease primarily results from reduced amounts accrued for payroll, cooperative advertising, and gold price adjustments due to the timing of payments thereon.

         The Company expects to incur capital expenditures related to its jewelry business of approximately $500,000 during the balance of fiscal 1999, principally for improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility, which is currently being re-negotiated, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 23, 1998. At the Annual Meeting, Guy Benhamou, David Rousso, Bertram K. Massing, Ronald A. Katz and Shiu Shao were elected as directors of the Company. Of the 6,066,912 shares of common stock represented in person or by proxy at the Annual Meeting, Messrs. Benhamou, Rousso, Massing, Katz, and Shao each received 6,064,162 votes in favor of election.

         At the Annual meeting, Stockholders approved the proposal to adopt the OroAmerica, Inc. 1998 Incentive Stock Option Plan. This proposal received 4,265,013 votes for approval and 844,900 votes against approval, with 3,400 votes abstaining.

         At the Annual Meeting, the stockholders also approved the proposal to ratify the selection of PRICEWATERHOUSECOOPERS LLP as independent accountants for fiscal 1999, such proposal receiving 6,065,912 votes for approval and 1,000 votes against approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27       Financial Data Schedule.

(b)      Reports on Form 8-K:

         On June 25, 1998, the Company filed a report on Form 8-K disclosing, under Item 5, that OroAmerica, Inc. had issued a press release on June 24, 1998, announcing its purchase of Eclipse Design, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OROAMERICA, INC.




Date:    September 4, 1998         By: SHIU SHAO
         -----------------             --------------------------------
                                       SHIU SHAO, Director,  Vice President
                                       and Chief Financial Officer




Date:    September 4, 1998         By: BETTY SOU
         -----------------             --------------------------------
                                       BETTY SOU, Controller