Form 10-Q
period 1998-10-30
OROAMERICA INC
filed 1998-12-14
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 30, 1998.

[] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to _______ .

Commission File Number  0-21862


                                OROAMERICA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

Delaware                                                   94-2385342
----------------------------                           ---------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification  No.)

443 North Varney Street, Burbank, California                91502
--------------------------------------------                -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                     SHARES OUTSTANDING AS OF
         CLASS                                          December 10, 1998
         ------                                      ------------------------
         Common Stock, $.001 par value                     6,365,628

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                         QUARTER ENDED OCTOBER 30, 1998


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                              PAGE

         Item 1.  Financial Statements
                  Consolidated Balance Sheets ...........................................       1
                  Consolidated Statements of Operations .................................       2
                  Consolidated Statements of Cash Flows..................................       3
                  Notes to Consolidated Financial Statements  ...........................     4 - 7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations....................................     8 -13


PART II - OTHER INFORMATION

         Items 1  through 5. Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K.......................................      14

SIGNATURES        .......................................................................      15


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                    OCTOBER 30,          JANUARY 30,
                                                                                       1998                 1998
                                                                                   -------------        -------------
ASSETS                                                                             (Unaudited)
Current assets:
  Cash and cash equivalents                                                           $  5,315           $ 30,351
  Accounts receivable less allowance for returns
    and doubtful accounts of $11,679 and $10,802                                        40,224             19,627
  Other accounts and notes receivable (Note 2)                                           3,963                235
  Inventories (Note 3)                                                                  14,122             12,772
  Deferred income taxes                                                                  2,611              2,611
  Prepaid income taxes                                                                   1,068                 --
  Prepaid items and other current assets                                                   922                742
                                                                                      --------           --------
     Total current assets                                                               68,225             66,338

Property and equipment, net                                                             11,341             10,406
Excess of purchase price over net assets acquired, net (Note 6)                          5,663              4,302
Patents, net                                                                             4,810              5,177
Other assets                                                                               442                442
                                                                                      --------           --------
                                                                                      $ 90,481           $ 86,665
                                                                                      ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
  Current portion of long-term debt                                                   $    131           $    347
  Notes payable (Note 4)                                                                    --                 --
  Accounts payable                                                                       8,955              7,426
  Income taxes payable                                                                   3,339              1,443
  Accrued expenses                                                                       7,981              8,911
                                                                                      --------           --------
     Total current liabilities                                                          20,406             18,127
Long-term debt, less current portion                                                        --              2,341
                                                                                      --------           --------
     Total liabilities                                                                  20,406             20,468
                                                                                      --------           --------

Stockholders' equity:
  Preferred stock,  500,000 shares authorized, $.001 par value;
    none issued and outstanding                                                             --                 --
  Common stock, 10,000,000 shares authorized, $.001 par value;
    6,365,628 and 6,254,378 shares issued and outstanding
    at October 30, 1998 and January 30, 1998, respectively                                   6                  6
  Paid-in capital                                                                       43,548             42,979
  Retained earnings                                                                     27,287             23,212
  Note receivable from stock sales                                                        (190)                --
  Treasury stock, 95,000 shares and 0 shares at October 30, 1998
    and January 30, 1998, respectively (Note 5)                                           (576)                --
                                                                                      --------           --------
     Total stockholders' equity                                                         70,075             66,197
                                                                                      --------           --------
                                                                                      $ 90,481           $ 86,665
                                                                                      ========           ========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               PERIODS ENDED OCTOBER 30, 1998 AND OCTOBER 31, 1997
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                 FOR THE                                   FOR THE
                                                           THIRTEEN WEEKS ENDED                    THIRTY-NINE WEEKS ENDED
                                                       -------------------------------         --------------------------------
                                                       OCTOBER 30,         OCTOBER 31,         OCTOBER 30,          OCTOBER 31,
                                                          1998                1997                1998                 1997
                                                       ----------          -----------         -----------          -----------

Net sales                                              $   54,561          $   46,373          $  126,470          $  106,608

Cost of goods sold, exclusive of depreciation              40,946              35,899              96,479              84,282
                                                       ----------          ----------          ----------          ----------

  Gross profit                                             13,615              10,474              29,991              22,326

Selling, general and administrative,
 and other expenses (Note 7)                                8,418               3,609              22,178              15,250
                                                       ----------          ----------          ----------          ----------

Operating income                                            5,197               6,865               7,813               7,076

Interest expense                                              405                 507               1,132               1,306
                                                       ----------          ----------          ----------          ----------

Income before income taxes                                  4,792               6,358               6,681               5,770

Provision for income taxes                                  1,869               2,862               2,606               2,597
                                                       ----------          ----------          ----------          ----------

Net income                                             $    2,923          $    3,496          $    4,075          $    3,173
                                                       ==========          ==========          ==========          ==========

Basic net income per share (Note 1)                    $     0.46          $     0.56          $     0.65          $     0.51
                                                       ==========          ==========          ==========          ==========
Diluted net income per share (Note 1)                  $     0.46          $     0.56          $     0.64          $     0.51
                                                       ==========          ==========          ==========          ==========

Weighted average shares outstanding                     6,365,378           6,254,378           6,303,600           6,254,156
Dilutive effect of stock options                           46,334              16,858              46,334              16,858
                                                       ----------          ----------          ----------          ----------
Weighted average shares outstanding
  assuming dilution                                     6,411,712           6,271,236           6,349,934           6,271,014
                                                       ==========          ==========          ==========          ==========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                           Increase (Decrease) in Cash

                                                                                       FOR THE
                                                                               THIRTY-NINE WEEKS ENDED
                                                                             -----------------------------
                                                                             OCTOBER 30,        OCTOBER 31,
                                                                                1998               1997
                                                                             -----------        -----------
Cash flows from operating activities:
  Net income                                                                 $  4,075           $  3,173
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             1,804              1,782
      Provision for losses on accounts receivable                                 170                647
      Provision for estimated returns                                             678             (1,640)
      Gain on sale of property                                                    (40)                --
Change in assets and liabilities, net of effects from acquisitions:
      Accounts receivable                                                     (21,644)           (12,990)
      Other accounts and notes receivable                                      (3,529)               236
      Inventories                                                                (939)              (620)
      Prepaid income taxes and income taxes payable                               828              1,199
      Prepaid items and other current assets                                     (180)              (741)
      Non-current accounts receivable                                              --                278
      Accounts payable, accrued expenses and deferred liabilities                 599               (426)
                                                                             --------           --------
         Net cash used in operating activities                                (18,178)            (9,102)
                                                                             --------           --------

Cash flows from investing activities:
  Capital expenditures                                                         (1,903)            (1,423)
  Acquisitions, net of cash acquired (Note 6)                                  (2,241)            (4,506)
  Proceeds from sale of property                                                   40                 --
                                                                             --------           --------

               Net cash used in investing activities                           (4,104)            (5,929)
                                                                             --------           --------

Cash flows from financing activities:
  Gross borrowings under line-of-credit agreement                                 400                300
  Repayment of borrowings under line-of-credit                                   (400)              (300)
  Principal repayments of long-term debt                                       (2,557)              (767)
  Purchase of treasury stock (Note 5)                                            (576)                --
  Issuance of common stock                                                        379                  9
                                                                             --------           --------
         Net cash used in financing activities                                 (2,754)              (758)
                                                                             --------           --------

Decrease in cash and cash equivalents                                         (25,036)           (15,789)
Cash and cash equivalents at beginning of period                               30,351             22,381
                                                                             --------           --------
Cash and cash equivalents at end of period                                   $  5,315           $  6,592
                                                                             ========           ========



          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements of OroAmerica, Inc. (the "Company"), included herein, include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and thirty-nine week periods ended October 30, 1998 and October 31, 1997. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 30, 1998 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine week periods ended October 30, 1998 are not necessarily indicative of the results for a full year.

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

         Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                   For the Thirty-nine Weeks Ended
                                                   -------------------------------
(in thousands)                                      October 30,       October 31,
                                                       1998              1997
                                                   -------------      ------------
Cash paid during the year for:
     Interest                                         $ 1,086          $ 1,268
     Income taxes                                       1,810            2,828

Non-cash investing and financing activities:
     Note receivable from stock sales                 $   190          $    --

     Acquisitions
         Fair value of assets acquired                $ 2,241          $ 5,832
         Liabilities assumed                               --             (942)
                                                      -------          -------
     Cash paid                                        $ 2,241          $ 4,890
                                                      =======          =======

NOTE 2 - INSURANCE RECEIVABLE


         In late September 1998, OroAmerica incurred significant damage to its cigar operations in the Dominican Republic as a result of destruction caused by Hurricane Georges. The Company has estimated the damage to its cigar operations, primarily to its tobacco inventories, at $2.4 million. The Company believes that all damages incurred are fully covered by insurance. As a result, the Company has written off the cost of damaged inventory and other assets and has recorded a $2.4 million receivable for anticipated insurance recovery. The Company expects payment from its insurance carrier during the first six months of 1999.

         The Company has adequate cigar inventories at its other cigar facilities to accommodate short-term demand of the Company's cigar products. As a result, the Company does not anticipate any material loss of cigar revenues due to damage caused by Hurricane Georges.


NOTE 3 - INVENTORIES

         Inventories consist of the following (in thousands, except per ounce data):

                                       October 30,       January 30,
                                         1998               1998
                                       --------           --------
                                     (Unaudited)
Gold and other raw materials           $  1,470           $  4,093
Manufacturing costs and other            12,214              7,975
                                       --------           --------
Jewelry inventories                      13,684             12,068
Tobacco inventories                       2,155              2,801
Other inventories                           259                310
                                       --------           --------
       Subtotal                          16,098             15,179

LIFO cost less than FIFO cost            (1,296)            (1,727)
Allowance for vendor advances              (680)              (680)
                                       --------           --------
                                       $ 14,122           $ 12,772
                                       ========           ========

Gold price per ounce                   $ 292.30           $ 304.85
                                       ========           ========


            The Company values its jewelry inventories using the last-in, first-out (LIFO) method. The Company values its tobacco and other inventories using the first-in, first-out (FIFO) method.

         The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 290,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

         At October 30, 1998 and January 30, 1998, the Company held approximately 220,500 and 155,400 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

         The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and
(g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At October 30, 1998, the Company was in compliance with all of the requirements of its consignment agreements.


NOTE 4 - NOTES PAYABLE

         The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. No advances were outstanding under the credit facility at October 30, 1998 or January 30, 1998. For further information regarding the Company's revolving credit facilities, see the Company's January 30, 1998 audited consolidated financial statements.


NOTE 5 - STOCK REPURCHASE PROGRAM

         In September 1998, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. During the quarter ended October 30, 1998, the Company repurchased 95,000 shares for an aggregate price of approximately $576,000.


NOTE 6 - ACQUISITIONS

         In June 1998, the Company acquired Eclipse Design, Inc. ("Eclipse"), a privately-held company engaged in the design, manufacture and sale of gold earrings. Under the terms of the purchase agreement, the Company acquired all of the operating assets of Eclipse. In September

1998, the Company consummated an Asset Purchase-Sale Agreement with Jewelmont Corporation, a privately-held company engaged in the distribution and sale of gold jewelry. Under the terms of the agreement, the Company acquired primarily inventory and customer lists of Jewelmont. Both acquisitions were accounted for using the purchase method of accounting. The pro forma combined results of operations of the Company and the acquired companies as if the acquisitions had taken place at the beginning of the year are immaterial and are not presented.


NOTE 7 - LITIGATION SETTLEMENT AWARD

         In September 1997, the Company recovered approximately $4.7 million, net of attorney fees, from settlement of litigation involving the insurers for two former gold jewelry manufacturers. The settlement award was accounted for as a reduction of selling, general and administrative, and other expenses for the thirteen and thirty-nine weeks ended October 31, 1997.


NOTE 8 - NEW ACCOUNTING STANDARDS

         At the beginning of fiscal 1999, the Company adopted Statement of Financial Accounting Standard No. 130,"Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established standards for the reporting and disclosure of the components of comprehensive income in the financial statements. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to the Company's shareholders. The adoption had no effect on the Company's consolidated results of operations, financial position or cash flows. The Company's comprehensive income equals net income for each of the thirty-nine week periods ended October 30, 1998 and October 31, 1997.

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

GENERAL

         The Company's business, and the jewelry business in general, is highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the fourth quarter generally produces the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a build up of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal build up in customer receivables in the fourth quarter that must be funded by increased borrowings. Consequently, the results of third quarter operations are not necessarily indicative of the Company's performance for an entire year.

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

         The Company entered into the premium cigar business during fiscal 1998. In February 1998, sales of cigar products began. In June 1998, the Company's flagship cigar store opened on Rodeo Drive in Beverly Hills, California. Net loss from cigar operations for the thirteen and thirty-nine week periods ended October 30, 1998, totaled $222,000 and $740,000, respectively.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the consolidated statements of income.

                                                          AS A PERCENTAGE  OF NET SALES
                                            --------------------------------------------------------------
                                                 THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                            OCTOBER 30,        OCTOBER 31,    OCTOBER 30,      OCTOBER 31,
                                               1998             1997             1998             1997
                                              ------           ------           ------           ------
Net sales                                      100.0%           100.0%           100.0%           100.0%
Cost of goods sold                              75.0             77.4             76.3             79.1
                                              ------           ------           ------           ------
Gross profit                                    25.0             22.6             23.7             20.9
Selling, general and administrative,
  and other expenses                            15.4              7.8             17.5             14.3
                                              ------           ------           ------           ------
Operating income                                 9.6             14.8              6.2              6.6
Interest expense                                 0.8              1.1              0.9              1.2
                                              ------           ------           ------           ------
Income before income taxes                       8.8             13.7              5.3              5.4
Provision for income taxes                       3.4              6.2              2.1              2.4
                                              ------           ------           ------           ------
Net income                                       5.4%             7.5%             3.2%             3.0%
                                              ======           ======           ======           ======



THIRTEEN WEEKS ENDED OCTOBER 30, 1998 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1997.

         Net sales for the thirteen weeks ended October 30, 1998 increased by $8.2 million, or 17.7%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of gold jewelry (by weight) sold, offset by decreases in sales prices due to a reduction in the average market price of gold. The Company attributes the volume increase to recent acquisitions and to new products introduced during the year.

         Gross profit for the thirteen weeks ended October 30, 1998 increased by $3.1 million, or 30.0 %, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 22.6% for the thirteen weeks ended October 31, 1997, to 25.0% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on cost of goods sold, the gross profit margin in the thirteen weeks ended October 30, 1998 and October 31, 1997 would have been 25.5% and 22.7%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at October 30, 1998, July 31, 1998, October 31, 1997 and August 1, 1997 were $292.30, $288.85, $311.40 and $324.10, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the thirteen weeks ended October 30, 1998 increased by $4.8 million, or 133.3%, from the comparable period of the prior year. Selling, general and administrative, and other expenses for the thirteen weeks ended October 31, 1997, reflect a one-time litigation settlement award of $4.7 million, which was accounted for as a reduction of selling, general and administrative, and other expenses. Excluding this award, selling, general and administrative, and other expenses for the quarter ended October 30, 1998, increased $149,000, or 1.8%, from the comparable period of the prior year. The increase in selling, general and administrative, and other expenses, excluding the award, results primarily from increased personnel costs of $315,000, increased consulting, professional and outside service expense of $268,000, and increased selling and product expense of $243,000. These increases were offset by a decrease in bad debt expense of $450,000, and an increase in other income of $349,000. Selling, general and administrative, and other expenses for the thirteen weeks ended October 30, 1998, includes approximately $510,000 of expense from the Company's cigar operations.

         Interest expense for the thirteen weeks ended October 30, 1998 decreased approximately $102,000, or 20.1%, from the comparable period of the prior year. Interest expense declined primarily due to the pay down of mortgages.

         The effective tax rate in the thirteen weeks ended October 30, 1998 was 39.0%, compared to 45.0% in the comparable period of the prior year.

THIRTY-NINE WEEKS ENDED OCTOBER 30, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1997.

         Net sales for the thirty-nine weeks ended October 30, 1998 increased by $19.9 million, or 18.6%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of gold jewelry (by weight) sold, offset by decreases in sales prices due to a reduction in the average market price of gold. The Company attributes the volume increase to recent acquisitions and to new products introduced during the year.

         Gross profit for the thirty-nine weeks ended October 30, 1998 increased by $7.7 million, or 34.3%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 20.9% for the thirty-nine weeks ended October 31, 1997, to 23.7% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on cost of goods sold, the gross profit margin in the thirty-nine week periods ended October 30, 1998 and October 31, 1997 would have been 23.4% and 20.9%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at October 30, 1998, January 30, 1998, October 31, 1997 and January 31, 1997 were $292.30, $304.85, $311.40, and $345.50, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the thirty-nine weeks ended October 30, 1998 increased by $6.9 million, or 45.4%, from the comparable period of the prior year. Selling, general and administrative, and other expenses for the thirty-nine weeks ended October 31, 1997, reflect a one-time litigation settlement award of $4.7 million, which was accounted for as a reduction of selling, general and administrative, and other expenses. Excluding this award, selling, general and administrative, and other expenses for the thirty-nine weeks ended October 30, 1998, increased $2.3 million, or 11.4%, from the comparable period of the prior year. The increase in selling, general and administrative, and other expenses, excluding the award, results primarily from increased personnel costs of $1.3 million, increased selling and product expense of $1.3 million, and increased consulting, professional and outside service expense of $627,000. These increases were offset by a decrease in bad debt expense of $476,000 and an increase other income of $867,000. Selling, general and administrative, and other expenses for the thirty-nine weeks ended October 30, 1998, includes approximately $1.1 million of expense from the Company's cigar operations.

         Interest expense for the thirty-nine weeks ended October 30, 1998 decreased approximately $174,000, or 13.3%, from the comparable period of the prior year. Interest expense declined due to the pay down of mortgages.

         The effective tax rate in the thirty-nine weeks ended October 30, 1998 was 39.0%, compared to a 45.0% in the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

         A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 290,000 ounces at October 30, 1998 and is subject to fluctuations based on changes in the market value of gold. At October 30, 1998, the Company held approximately 220,500 ounces of gold on consignment.

         The Company has a $10 million revolving credit facility with Bank of America NT & SA, which expires August 1, 2000. Available borrowings may not exceed the lessor of $10 million or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility.

         For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Consolidated Financial Statements and the Company's January 30, 1998 audited consolidated financial statements.

         Net accounts receivable increased from $19.6 million at January 30, 1998 to $40.2 million at October 30, 1998. The increase in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts increased from $10.8 million at January 30, 1998 to $11.7 million at October 30, 1998. The increase in the amount of the allowance at October 30, 1998 is primarily attributable to seasonal adjustments in the reserve for returns.

         Inventories increased from $12.8 million at January 30, 1998 to $14.1 million at October 30, 1998. This increase is primarily attributable to the seasonal build up of jewelry inventories of approximately $1.6 million, offset by a decrease in tobacco and other inventories of $700,000.

Tobacco inventories declined as a result of inventory write-downs due to damage caused by Hurricane Georges. At October 30, 1998, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable increased from $7.4 million at January 30, 1998 to $9.0 million at October 30, 1998. This increase is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $8.9 million at January 30, 1998 to $8.0 million at October 30, 1998. This decrease primarily results from reduced amounts accrued for payroll and gold price adjustments due to the timing of payments thereon.

         The Company expects to incur capital expenditures related to its jewelry business of approximately $500,000 during the balance of fiscal 1999, principally for improvement of manufacturing facilities and the purchase of manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility, will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000

         The Year 2000 issue is the result of computer programs having been written using two digits, rather than four, to define the applicable year. When the millennium date change occurs, date-sensitive systems may recognize the year 2000 as the year 1900, or not at all. This inability to recognize or properly treat the Year 2000 may result in system failures or cause systems to process critical financial and operational information incorrectly.

         During fiscal 1998, the Company began to assess the potential impact of the Year 2000 issue on the Company's internal computerized information systems. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to become Year 2000 compliant. In connection with this, the Company is currently upgrading its primary business application software to the latest version, which is Year 2000 compliant. The Company expects to complete this conversion by the end of the second quarter of calendar year 1999. The Company's distribution and electronic data interchange software applications and equipment are already year 2000 compliant. All remaining business applications will be upgraded or replaced by June 1999. In addition, the Company's non-information technology systems and equipment, such as its security and communications systems, are already year 2000 compliant or are currently being upgraded or replaced.

         The total estimated cost of the Company's Year 2000 compliance is $400,000, of which $100,000 was expended through October 30, 1998. The cost of the Year 2000 project is being expensed as incurred and is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources. The estimated cost of implementing the Company's primary business software upgrade is approximately $800,000 and is not included in the Year 2000 project cost estimate. The software upgrade was initiated to meet future industry requirements and the related cost will be capitalized. The costs associated with the Company's Year 2000 compliance efforts and software upgrade are being funded with cash flows from operations.

         The Company has recently begun examining its relationships with certain key customers and suppliers to determine the extent to which the Company is vulnerable to failure of those third parties to remedy their own Year 2000 issues. The Company depends upon its customers for sales and cash flow. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company does not currently have any formal information concerning the Year 2000 compliance of its customers but has received indications that its larger customers are working on Year 2000 compliance. If a significant portion of the Company's customers do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected. Management does not believe that the Company's relationship with any individual inventory supplier is material to the Company's operations and therefore, does not believe that the failure of any inventory vendor to be Year 2000 compliant would have a material adverse effect on the Company.

         To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will develop such contingency plans based upon the results of its primary business software conversion and final assessment of risks associated with third parties. The major efforts related to contingency planning are expected to occur in the first half of 1999.

         The discussion of the Company's efforts, and management expectations, relating to Year 2000 compliance are forward-looking statements. The cost of the project and the date by which the Company plans to complete its Year 2000 compliance efforts are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of personnel trained in this area, third party modification plans, and other factors. Nevertheless, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27       Financial Data Schedule.

(b)      Reports on Form 8-K:

         On October 7, 1998, the Company filed a report on Form 8-K disclosing, under Item 5, that OroAmerica, Inc. had issued a press release on September 30, 1998, announcing that the Company's Board of Directors had authorized a stock repurchase program, under which the Company may purchase up to 300,000 shares of its Common Stock.

         SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OROAMERICA, INC.




Date:    December 11, 1998         By:  SHIU SHAO
         -----------------              -------------------------------------
                                        SHIU SHAO, Director, Chief Operating
                                        Officer, Chief Financial Officer, and
                                        Vice President




Date:    December 11, 1998         By:  BETTY SOU
         -----------------              -------------------------------------
                                        BETTY SOU, Controller