Form 10-K405
period 1999-01-31
OROAMERICA INC
filed 1999-04-28
CIK 824435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 29, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ____________________.

Commission file number 0-21862

                                OROAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                        94-2385342
       -------------------------------                       -------------------
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

443 North Varney Street, Burbank, California                        91502
--------------------------------------------                     ----------
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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 23, 1999, computed by reference to the closing sales price as reported on The Nasdaq National Market on such date, was $22,872,475. In determining such market value, shares of Common Stock beneficially owned by each executive officer and director have been excluded.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                             Number of Shares Outstanding on April 23, 1999
---------                         ----------------------------------------------
Common Stock, $.001 par value                      6,271,378

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 14, 1999.

ITEM 1.  BUSINESS

GENERAL

         Since its inception in 1977, OroAmerica, Inc. ("OroAmerica" or the "Company") has grown to become the nation's largest manufacturer and distributor of karat gold jewelry. The Company offers its customers a large selection of jewelry styles, consistent product quality, and prompt delivery of product orders, and provides a wide range of specialized services. The Company's customers include mass merchandisers, discount stores, home shopping networks, catalogue showrooms, warehouse clubs, and jewelry wholesalers and distributors. In fiscal 1999, sales were made to approximately 800 customers, and sales to the Company's ten largest customers accounted for approximately 59% of net sales.

         OroAmerica's principal product line consists of an extensive selection of 14-karat gold chains that are offered in a variety of popular styles, gauges, and lengths. The Company also offers its customers a wide assortment of 14-karat gold charms, earrings, rings, and bracelets and a line of 10-karat gold jewelry that includes both chain and non-chain products. Although OroAmerica intends to continue to aggressively market its karat gold chain product lines, it also intends to continue its strategy of attempting to increase its sales of non-chain karat gold products by regularly introducing new styles and building upon relationships with existing customers. The Company also has a line of sterling silver jewelry and, since May 1994, has designed, manufactured, and distributed karat gold jewelry accented with diamonds and colored gemstones.

         The Company operates a manufacturing plant at its Burbank, California, facility where it makes a substantial portion of its products from semi-finished materials, gold bullion, and other raw materials. The Company also has three other manufacturing plants at which the Company manufactures rope chain and other karat gold jewelry products. These plants are located in South America and the Caribbean. The Company believes that its manufacturing capabilities better enable it to respond to customer requests for customized products, provide it with greater flexibility, and complement its outside sources of supply. The Company's manufacturing expertise and experience also enable it to better support and monitor the operations of its outside suppliers.

         During fiscal 1998, the Company launched a premium cigar business with the formation of CigarAmerica, Inc., a wholly owned subsidiary of the Company. Please see "CIGAR BUSINESS" below for additional information concerning OroAmerica's cigar product lines.

JEWELRY PRODUCTS

         The Company seeks to provide its customers with a full line of high quality karat gold jewelry products that incorporate traditional styles and designs. While the Company regularly updates its product lines and offers new products, it seeks to avoid designs incorporating fashion trends, which are expected to have short life cycles. The Company currently offers over 1,800 styles of gold chains, charms, earrings, bracelets, and rings and over 1,000 styles of sterling silver chains, charms, earrings, bracelets, and rings. Together these styles represent in total approximately 16,000 SKU's. The Company's products are moderately priced, with the majority of its gold products retailing at prices between $30 and $200 and a majority of its sterling silver products retailing at prices between $10 and $30. The Company's products are intended to appeal to consumers who are value-conscious as well as fashion-conscious.


         The Company's principal product line consists of an extensive selection of 14-karat gold rope and flat chains. Rope chains, as their name implies, have a woven, rope-like appearance and typically are handmade. Flat chains are made by specialized machinery, which hammers the chain into various patterns. The Company's other jewelry products include 14 karat gold charms, earrings, bracelets and rings, 14 karat gold jewelry set or accented with diamonds and colored gemstones, a line of 10 karat gold jewelry which includes both chain and non-chain products, sterling silver jewelry and a line of 14 karat gold interwoven with sterling silver or with sterling silver accents. A major portion of the Company's jewelry is finished using the diamond-cut process, a technique which etches the surface of the jewelry to create a brilliant, faceted appearance. The Company believes it was one of the first manufacturers to utilize the diamond-cut process in the production of rope chains.

         The following table shows sales by product category as a percentage of total net sales of karat gold and sterling silver products for fiscal 1999, 1998, and 1997.


                                        January 29,          January 30,          January 31,
                                              1999                  1998                 1997
                                        -----------          -----------          -----------
14 karat gold chains                       43.9%                 50.7%                52.7%
14 karat gold non-chains products          26.7                  22.9                 21.5
10 karat gold jewelry(1)                   22.2                  19.0                 20.2
18 karat & 9 karat gold jewelry             0.8                   1.0                  0.2
Sterling silver jewelry                     6.4                   6.4                  5.4
                                          -----                 -----                -----
                                          100.0%                100.0%               100.0%
                                          =====                 =====                =====

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

         The Company seeks to obtain proprietary protection for its products whenever possible. The Company's Silk Rope(R) (a line of rope chain that is manufactured from an increased number of thinner links as compared to a standard rope chain of comparable gauge and appearance) is manufactured using processes covered by a utility patent owned by the Company, which is due to expire in 2004. The Company's SupremeValue Rope(R) (a line of diamond-cut rope chains that is manufactured using hollow rather than solid gold links) is manufactured using processes covered by two utility patents that were purchased by the Company from an unaffiliated party in April 1994, and these patents are due to expire in 2009. The patents previously were utilized by the Company pursuant to the terms of a license agreement with the prior owner. The Company also offers a line of diamond cut rope chain and a line of 14 karat gold diamond cut "tennis" bracelets, and matching gold earrings, necklaces and rings. These products are marketed by the Company pursuant to the terms of a license agreement with an unaffiliated party.

         The Company expanded its line of karat gold jewelry products by acquiring Jerry Prince, Inc. ("JPI"), a San Diego-based jewelry company, in October 1997. JPI specializes in the design and distribution of fine gold jewelry, including necklaces, bracelets, pendants, charms, and other specialty precious metal jewelry items. In fiscal 1999, the Company expanded its line of gold earrings and necklaces by acquiring Eclipse Design, Inc. and Jene karat gold jewelry business. See "Recent Business Developments" below.

         The Company generally applies for copyrights covering the design of its charms and other selected products. During fiscal 1999, sales of products manufactured or marketed pursuant to patents, license agreements, copyrights and trademarks accounted for approximately 40.2 % of the Company's net sales. See "Patents and Trademarks" below.

SALES AND MARKETING

         The Company's jewelry sales and marketing operations are divided into retail and wholesale divisions, with the retail division accounting for approximately 80% of the Company's total net sales. The marketing efforts of the Company's retail division are directed towards large retailers, such as mass merchandisers and discount stores, catalogue showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs, and department stores. The wholesale division markets to jewelry wholesalers and distributors. The Company's marketing efforts emphasize maintaining and building upon the Company's relationships with existing customers.

         Providing exceptional customer service is an essential element of the Company's marketing program. The Company maintains an extensive inventory of finished goods which, when coupled with its manufacturing capabilities, enables it to rapidly fill customer orders. The Company's marketing efforts emphasize its ability to fill orders promptly and reliably.

         In addition to prompt and reliable order fulfillment, the Company offers a wide variety of customer support services designed to meet the individual needs of its customers. For many of the Company's retail customers, the Company prepackages, price tags, and bar codes individual pieces of jewelry, and then ships an assortment of many prepackaged items to individual retail locations. Other services provided to retail customers include advertising and merchandising support, point-of-sale displays, and training for sales employees. The Company also is able to provide to its customers computer-generated reports analyzing the customers' sales and information regarding market trends.

         In order to fill customer orders more quickly and efficiently, the Company has implemented an Electronic Data Interchange ("EDI") program with certain retail customers. Under this program, the Company electronically receives purchase orders from participating customers and electronically transmits to the customer order acknowledgements, invoices, and advance shipping notices. Certain large retailers require their vendors to utilize EDI programs. During fiscal 1999, approximately 68% of the Company's net sales were made pursuant to orders received through the EDI program.

         Sales of new products often are first made by the Company's wholesale division. The jewelry wholesalers and distributors who purchase the products from the Company typically will promote the new products to their retail customers. The promotional efforts of the wholesale division's customers provide a cost-effective method for determining whether new products will be accepted in the marketplace and, in the case of successful products, help generate interest in the new products throughout the retail sector, including with customers of the Company's retail division. Customers of the wholesale division also serve as an outlet for discontinued products that are no longer offered to retail customers.

         Marketing of the Company's products is conducted primarily from the Company's Burbank offices through its direct sales force, which includes sales personnel and customer service representatives. In addition, the Company maintains a showroom in New York City and a sales office in the Jewelry Mart area of Los Angeles, which serves small, wholesale customers. The Company also utilizes the services of independent sales representatives who market to retail customers and are compensated on a commission basis. The Company's products are promoted through the use of product catalogues and brochures, advertisements in trade publications, trade show exhibitions, and promotional events with retailers. The Company does not advertise its products directly to consumers.

         Prices are based in large part on the price of gold. Prices charged to individual customers may vary based on the services required by the customer. The Company protects itself from fluctuations in the price of gold between order dates and dates of sale by maintaining forward contracts for the purchase of gold in amounts and for periods of time that approximately correspond to the Company's obligations under such orders. If the market price of gold increases between the order date and the date of sale, the Company is able to offset the increase in the cost of the gold included in the products shipped to the customer by the gain resulting from the liquidation of its position under the related forward contracts. To the extent the Company does not maintain appropriate forward contracts, the Company will be exposed to the costs associated with a subsequent increase in the price of gold.

         The Company accepts returns of products with defects in materials or workmanship. The Company also accepts returns of certain items, primarily from large retailers, in order to maintain customer goodwill and as part of promotional programs. Returns of products which are not defective generally are made as part of stock balancing transactions in which the returned products are replaced with products better suited to the customer's needs. In addition, the Company makes a limited amount of sales on a consignment basis. In these consignment transactions, products are delivered to customers for more than 30 days under terms which permit the customer to defer paying for the products until they are sold to its customers. For further information regarding product returns, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

         While the Company sold products to approximately 800 customers in fiscal 1999, sales to the Company's ten largest customers accounted for approximately 59% of net sales, and sales to the Company's 50 largest customers accounted for approximately 87% of net sales. During fiscal 1999, sales to Wal-Mart accounted for approximately 22% of net sales. No other customer accounted for more than 10% of net sales. The Company has no long-term contractual relationships with any of its customers.

MANUFACTURING AND PURCHASING

         The Company's products are acquired through three sources: (1) products manufactured by the Company from gold bullion and other raw materials; (2) products completed by the Company from materials ("semi-finished materials") partially fabricated by outside manufacturers; and (3) products purchased as finished goods. During fiscal 1999, the Company manufactured approximately 77% of its products from semi-finished materials and from gold bullion and other raw materials and purchased approximately 23% of its products as finished goods. The principal products manufactured by the Company from raw materials are cast jewelry, such as charms, rings, earrings and bracelets, and certain styles of rope chain. Semi-finished materials primarily consist of spools of rope chain in which the individual links have been woven and soldered by hand by outside manufacturers and at offshore manufacturing facilities operated by the Company.

         Jewelry manufacturing operations performed by the Company at its Burbank facility include: combining pure gold with other metals to produce karat gold; manufacturing cast jewelry; fabricating links used in the manufacture of the Company's rope chains; manufacturing certain styles of rope chain through the use of specialized machinery; and finishing operations such as cutting chains to the desired length, attaching clasps, cleaning, polishing, and diamond cutting. The Company believes that its manufacturing capabilities better enable it to respond to requests for customized products, provide it with greater flexibility, and complement its outside sources of supply. The Company also believes that the expertise derived from its manufacturing operations better enables it to support and monitor the activities of its outside manufacturers.

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

         In order to reduce OroAmerica's reliance on outside manufacturers of its rope chain products, the Company manufactures rope chain at three facilities operated by the Company in South America and the Caribbean. In fiscal 1999, production from these facilities accounted for approximately 80% of the rope chain products sold by the Company. While the Company anticipates that its overseas manufacturing facilities will reduce its use of outside manufacturers for the production of rope chain products, the Company does not intend to consolidate the production of rope chain products at Company-operated facilities. Instead, the Company anticipates that it will continue to rely on the services of independent outside manufacturers for the production of a substantial portion of its rope chain products.

         In addition to products manufactured from gold bullion and semi-finished materials, the Company purchases finished products from suppliers located principally in Europe and the United States. The principal items purchased by the Company are machine-made flat chains. Other items purchased as finished goods include rings, bracelets, earrings, and charms. Jewelry purchased by the Company frequently is manufactured under an arrangement whereby the Company supplies all necessary gold bullion and pays a manufacturing charge and applicable duties at the time of delivery.

         During fiscal 1999, the Company purchased gold products from approximately 180 suppliers. The largest supplier accounted for approximately 11% of the Company's total purchases, and the ten largest suppliers accounted for approximately 53% of total purchases. Although a substantial portion of the Company's purchases are concentrated with a relatively small number of suppliers, the Company does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the finished goods purchased by the Company are readily available. During recent years, the Company has increased its outside manufacturing sources and believes it could shift production to other manufacturers currently providing services to it and that other sources of supply would be available if the Company were to lose the services of any of these outside manufacturers. The Company also believes that the establishment of its own overseas manufacturing facilities for the production of rope chain products has served to lessen its reliance on the services provided by independent outside manufacturers. The Company has no long-term contractual relationships with any of its suppliers.

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

         In addition to gold acquired through the consignment arrangements, the Company purchases gold from financial institutions in the form of gold bullion and from outside manufacturers and vendors in the form of semi-finished materials and finished goods. During fiscal 1999, the Company satisfied approximately 72% of its gold requirements through purchases under the consignment program and purchased the remaining 28% of its gold requirements from manufacturers and vendors. The value of the gold purchased by the Company and held in inventory, as well as the value of the gold included in returned merchandise and other gold owned by the Company, is subject to fluctuation based on changes in the market value of gold. The Company does not engage in hedging transactions to protect against fluctuations in the market value of the gold owned by it. The Company's consignment agreements include provisions which generally limit both the fair market value and amount (by weight) of gold which the Company may hold under consignment. Based on the value of gold on March 26, 1999, the Company currently is able to hold an aggregate of approximately 290,000 ounces of gold under consignment; the actual amount of gold held by the Company under consignment on that date was approximately 165,400 ounces. The amount of gold which the Company is able to acquire under consignment is subject to fluctuations based on changes in the market value of gold. The consignment agreements contain covenants restricting the amount of consigned gold the Company may re-consign or otherwise have outside of its possession.

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

BACKLOG

         Substantially all of the Company's wholesale customers' orders are for immediate shipment and typically are shipped within two to four days of receipt. Orders from retailers typically have shipment dates which may range from 24 hours to 90 days. The approximate aggregate dollar value of the Company's backlog at April 14, 1999 and April 15, 1998, was $8.4 million and $7.2 million, respectively. The Company expects that substantially all of the current backlog will be shipped during the next 90 days. Annual comparisons of backlog as of any given date are not necessarily indicative of sales trends, and the Company believes that backlog is not indicative of the Company's future results of operations.

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

RECENT BUSINESS DEVELOPMENTS

         In June 1998, the Company acquired Eclipse Design, Inc. ("Eclipse"), a privately-held company which designs, manufactures and sells gold earrings. Under the terms of the purchase agreement, the Company acquired all of the operating assets of Eclipse. In September 1998, the Company acquired the Jene karat gold jewelry business ("Jene"). Under the terms of the purchase agreement, the Company acquired primarily inventory and customer lists for approximately $2 million. The Company financed a portion of the inventory acquired under its consignment agreements. The Company believes that these acquisitions will offer it the opportunity to increase volume from the sale of product lines acquired from both Eclipse and Jene.

INSURANCE

         The Company maintains primary all-risk insurance to cover thefts and damage to inventory and insurance on all goods in transit. Additional insurance coverage is provided by some of the Company's suppliers. The Company also maintains limited fidelity insurance (insurance providing coverage against theft or embezzlement by employees of the Company or its suppliers).

        During September 1998, Hurricane Georges caused approximately $2.4 million of damage to the Company's cigar operations in the Dominican Republic. The hurricane destroyed primarily tobacco and packaging inventories. This loss, except for $100,000, was fully covered by insurance.

PATENTS AND TRADEMARKS

         The Company manufactures two lines of diamond cut rope chain using processes covered by United States utility patents and manufactures a line of diamond cut rope chain under the terms of a license agreement with an unaffiliated party. The Company generally applies for copyrights for the designs of its charms and other selected products. In addition, the Company maintains and regularly seeks to register trademark applications for marks that it uses or intends to use on or in connection with certain of its selected jewelry products. The level of protection available to the Company for proprietary products, processes, designs, and trademarks varies depending on a number of factors, including the degree of originality and the distinctiveness of these intellectual property. No assurance can be given that the Company's patents, copyrights, trademarks, and other proprietary rights will preclude competitors from developing substantially equivalent products. See "Jewelry Products."

EMPLOYEES

         At March 31, 1999, the Company employed 386 persons in the United States, of whom 219 were engaged in jewelry manufacturing and distribution operations, 111 were engaged in jewelry marketing, customer service, and merchandising, and 56 were engaged in management and administration. At that date, the Company also employed 700 persons at its manufacturing facilities in South America and the Caribbean. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ENVIRONMENTAL MATTERS

         The Company's jewelry manufacturing operations routinely involve the use of small quantities of materials that are classified as hazardous. The Company believes that its use of such materials is in compliance in all material respects with applicable federal, state, and local laws and regulations concerning the environment and health and safety. The costs incurred by the Company in complying with such laws and regulations have not been material to the Company's results of operations.

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

CIGAR BUSINESS

         In April 1997, the Company launched its premium cigar business through its wholly owned subsidiary, CigarAmerica, Inc. The Company manufactures, distributes, and sells two core brands of cigars, including a line of premium cigars which retail at a prices between $3.00 and $10.00 per cigar and a line of super-premium cigars which retail at prices of $20.00 and up per cigar. Both cigar brands are sold to the mass market through wholesale distributors, tobacconists, and upscale stores, including the Company's flagship store located on Rodeo Drive in Beverly Hills, California.

         The Company's strategies for its cigar business include the following:

         QUALITY PRODUCT LINES. The Company is producing and selling its first line of premium cigars under the brand name Fuego del Rey(TM)("Fire of the King"). This cigar, which is the result of a joint effort between the Company and an Indonesian company, is handmade in Indonesia and made up of Indonesian wrapper, Jember binder, and East Javan filler. The Company also uses Brazilian Maduro wrapper for its Fuego del Rey(TM) cigars. In fiscal 1999, the Company also introduced a line of flavored cigars.

         The Company has developed a brand of super premium handmade cigars, which it distributes through appointed dealers, certain retail shops and its Rodeo Drive flagship store. These cigars are made by hand from Connecticut Shade, genuine Cameroon, and/or Brazilian Maduro wrapper, while the filler and binder come from tobacco grown in the Dominican Republic. To date, the Company has purchased a substantial supply of high-quality Connecticut Shade and Cameroon wrapper and Dominican Republic filler and binder to make these cigars. For its super premium cigars, the Company has leased a manufacturing facility in the Dominican Republic.

         BEVERLY HILLS FLAGSHIP STORE. To promote the Company's super premium cigars, the Company leased a 1,300 square foot store on Rodeo Drive in Beverly Hills, California, where the Company operates its flagship cigar store. This store sells the Company's own brand of super premium cigars, as well as cigars manufactured by other companies, and includes a mezzanine level cigar lounge and private humidors.

         The Company has encountered a number of disputes with its former Indonesian partner. In connection with this, the Company has been prevented access to its tobacco inventories located in Indonesia. The Company is focused on resolving these disputes and does not anticipate any material impact on the results of operations, financial position or cash flows from the ultimate resolution of these disputes.

         The foregoing discussions contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company cautions investors that there are certain important factors that could cause future events and results to differ materially from those anticipated by management in the forward-looking statements included herein, as well as risks and uncertainties generally applicable to the jewelry and cigar businesses. Among these important factors, risks and uncertainties are (a) general economic conditions and their impact on the retail sales environment; (b) fluctuations in the price of gold, (c) risks related to the concentration of the Company's customers, particularly the operations of any of its top customers; (d) the possibility that fashion trends and tastes may change in a manner that results in decreased demand for gold jewelry products in general or the Company's products in particular; (e) the possibility that new products or styles that may be introduced by the Company's competitors which may adversely affect demand for the Company's products; (f) risks related to the Company's ability to generate positive cash flow and profit from its cigar operations; (h) social, political and economic risks associated with foreign operations; (i) extensive and increasing federal, state and local regulation of tobacco products; (j) effects of any increase in excise taxes that may occur in the future; and (k) tobacco industry litigation.

ITEM 2.  PROPERTIES

         The Company maintains manufacturing and administrative facilities in a 52,000 square foot building owned by the Company in Burbank, California. The Company currently utilizes approximately 20,000 square feet of this building as manufacturing space, approximately 25,000 square feet as distribution, warehouse, and storage space (including vaults), and approximately 7,000 square feet as administrative offices. The Company also owns a 15,000 square foot building, which is located in the vicinity of its current manufacturing facility. The Company currently utilizes approximately 8,000 square feet of this building as sales offices and approximately 7,000 square feet as administrative facilities.

         The Company also owns two buildings adjacent to its manufacturing facility, with an aggregate of 3,000 square feet, which are used for storage space. In July 1997, the Company entered into a two-year lease for a 6,800 square foot warehouse facility located next to its Burbank manufacturing facility, which lease is due to expire in August 1999. The Company also leases a sales office and showroom in New York City pursuant to a lease which expires in April 1999. The Company also leases a sales office and a purchasing office in the Jewelry Mart area of Los Angeles pursuant to leases, which expire in February 2001. The Company also owns a jewelry manufacturing facility and leases another in South America. The leased manufacturing facility in South America is occupied pursuant to a lease which expires in July 1999. The Company also leases a third manufacturing facility in the Caribbean.

         In connection with its premium cigar business, the Company is leasing a 29,600 square foot manufacturing facility in the Dominican Republic, pursuant to a lease which expires in June 2003. The Company also has leased a 1,300 square foot retail cigar shop in Beverly Hills, California, pursuant to a lease which expires in May 2002. In February 1999, the Company purchased an 8,000 square foot building near its Burbank manufacturing facility for approximately $901,000 in cash. This building is intended to serve as the principal headquarters for the Company's premium cigar business.

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

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME                       AGE                                POSITION
----                       ---                                --------

Guy Benhamou               47               Chairman of the Board, President and
                                            Chief Executive Officer
Shiu Shao                  47               Chief Operating Officer, Chief Financial Officer,
                                            Vice President and Director
Claudia Hollingsworth      39               Senior Vice President - Sales
David Wu                   50               Senior Vice President - Manufacturing
Betty Sou                  42               Controller and Secretary
Colm Plunkett              37               Treasurer
Marc J. Kesten             37               General Counsel and Assistant Secretary

         GUY BENHAMOU is a co-founder of the Company and has been its President, Chief Executive Officer and a member of its Board of Directors since its inception in January 1977. Mr. Benhamou was appointed Chairman of the Board in May 1993.

         SHIU SHAO has been employed by the Company since April 1981. Mr. Shao served as Controller of the Company from 1981 to 1984 and Vice President - Finance from 1984 until September 1991, when he was appointed Chief Financial Officer. Mr. Shao also has served as a director of the Company since May 1993 and was appointed a Vice President in May 1994. In October 1998, Mr. Shao was appointed Chief Operating Officer.

         CLAUDIA HOLLINGSWORTH has been employed by the Company since May 1988. Ms. Hollingsworth served as Merchandise Manager until October 1989, when she was appointed Vice President - Merchandising. In September 1995, Ms. Hollingsworth was appointed Vice President - Sales. In October 1998, Ms. Hollingsworth was appointed Senior Vice President - Sales.

         DAVID WU has been employed by the Company since 1987 and served as Production Manager from 1987 to May 1993, when he was appointed Vice President - Manufacturing. In October 1998, Mr. Wu was appointed Senior Vice President - Manufacturing.

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

         MARC J. KESTEN has been employed by the Company as in-house counsel since May 1997. In June 1998, Mr. Kesten was appointed General Counsel and Assistant Secretary.

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

         The following table sets forth the range of the high and low sales prices for the fiscal periods indicated, as reported on the Nasdaq National Market. On April 23, 1999, there were 27 holders of record of the Common Stock.

YEAR ENDED JANUARY 29, 1999

                                          HIGH              LOW
                                          ----              ---

         First quarter                   $11.63            $4.63
         Second quarter                  $13.63            $9.00
         Third quarter                   $11.25            $5.69
         Fourth quarter                  $11.63            $8.06


YEAR ENDED JANUARY 30, 1998

         First quarter                    $5.12            $4.50
         Second quarter                   $5.88            $4.25
         Third quarter                    $6.00            $4.25
         Fourth quarter                   $5.94            $4.50

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other selected data of the Company. The selected historical financial data in the table for the five years in the period ended January 29, 1999 are derived from the audited consolidated financial statements of the Company. The data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and other financial information included elsewhere herein.

                                OROAMERICA, INC.
                             SELECTED FINANCIAL DATA

For the fiscal years ended
(Dollars in thousands, except per           January 29,     January 30,     January 31,     February 2,     January 27,
share and other data)                              1999            1998            1997            1996            1995
-----------------------------------------------------------------------------------------------------------------------
Net sales                                   $  174,491      $  159,720      $  177,065      $  213,417      $  219,415
Cost of goods sold                             131,522         123,800         144,398         178,865         183,188
-----------------------------------------------------------------------------------------------------------------------
Gross profit                                    42,969          35,920          32,667          34,552          36,227
Selling, general and administrative,
and other expenses (1)                          31,193          23,079          25,907          30,229          25,862
-----------------------------------------------------------------------------------------------------------------------
Operating income                                11,776          12,841           6,760           4,323          10,365
Interest expense                                 1,532           1,894           2,885           3,423           3,170
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                      10,244          10,947           3,875             900           7,195
Provision for income taxes                       3,790           4,269           1,685             554           3,030
-----------------------------------------------------------------------------------------------------------------------
Net income                                  $    6,454      $    6,678      $    2,190      $      346      $    4,165
=======================================================================================================================
Net income per share:
Basic net income per share                  $     1.03      $     1.07      $     0.35      $     0.06      $     0.67
Diluted net income per share                $     1.02      $     1.06      $     0.35      $     0.06      $     0.67
=======================================================================================================================
Weighted average shares outstanding          6,287,556       6,254,212       6,250,711       6,248,378       6,236,674
-----------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding
    assuming dilution                        6,337,885       6,270,761       6,256,075       6,248,378       6,257,023
-----------------------------------------------------------------------------------------------------------------------
Other Data:
Amount of gold sold by weight
(in ounces of fine gold)                       337,545         309,900         306,763         337,855         379,223
Average daily gold price per ounce (2)      $      294      $      325      $      384      $      386      $      384
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Working capital                             $   50,727      $   48,211      $   40,663      $   39,022      $   37,572
Total assets                                    90,103          86,665          75,261          73,544          76,371
Long-term debt, including current
    portion                                       --             2,688           3,199           4,537           2,806
Total stockholders' equity                      72,457          66,197          59,510          57,301          56,574
-----------------------------------------------------------------------------------------------------------------------

1) Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income and other expense, in addition to selling, general and administrative expenses. In fiscal 1998, selling, general and administrative, and other expenses have been reduced by other income of $6.6 million, including $4.7 million of proceeds from the settlement of litigation with the Company's insurer to recover losses from two former gold jewelry manufacturers.

2) Based on the Second London Gold Fixing.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read together with the consolidated financial statements and notes thereto included elsewhere herein.

GENERAL

Gross Sales; Returns

         The Company reduces gross sales by the amount of returns and discounts to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The total of actual returns and the provision for the returns reserve amounted to 11.2% of gross sales in fiscal 1999, 13.0% of gross sales in fiscal 1998, and 14.3% of gross sales in fiscal 1997. The Company has implemented quality control procedures to reduce returns of defective merchandise. Discounts to customers have not had a material effect on the Company's results of operations. For further information regarding the reserve for returns, see Note 1 of Notes to Consolidated Financial Statements.

         Prices for the Company's jewelry products generally are determined by reference to the current market price of gold. Consequently, the Company's sales are affected by increases, decreases or volatility in the price of gold.

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

         Consigned gold is not included in inventory, and there is no related liability recorded at year-end. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. If the market value of gold increases, and assuming consignment levels remain constant, the financing costs incurred by the Company under the consignment arrangements will increase in proportion to the increase in the market value of gold. At January 29, 1999 and January 30, 1998, the Company held 191,100 ounces and 155,400 ounces, respectively, under the consignment arrangements. At January 29, 1999 and January 30, 1998, the Company owned approximately 5,700 ounces and 10,500 ounces of gold, respectively.

         For further information regarding the accounting policies applicable to the Company's inventories, see Note 2 of Notes to Consolidated Financial Statements.

Outside Manufacturers

         In fiscal 1999, the Company purchased approximately 23% of its products as finished goods and completed the manufacture of approximately 77% of its products from semi-finished materials partially fabricated by outside manufacturers. Of the total amount of products purchased from outside manufacturers in fiscal 1999, approximately 59% were purchased from foreign manufacturers and approximately 41% were purchased from domestic manufacturers. The Company's use of domestic and foreign outside manufacturers minimizes the capital invested in property, plant and equipment and the overhead associated with a Company-employed manufacturing labor force. The use of foreign manufacturers also allows the Company to take advantage of the lower labor costs prevailing in developing countries. Risks generally inherent in the use of outside manufacturers include security at the manufacturer's facility, transport of materials to and from the manufacturer, theft by the manufacturer or its employees and bankruptcy or other financial problems of the manufacturer. The Company's arrangements with its foreign manufacturers are subject to the additional risks of doing business abroad, including risks associated with economic or political instability in the countries in which such manufacturers are located, labor strikes, risks associated with potential import restrictions and risks associated with United States and foreign governmental policies, regulations and restrictions affecting the purchase, import and export of gold. Purchases from foreign vendors are dollar denominated and, therefore, the Company is not exposed to currency fluctuation risk.

         Both finished and semi-finished materials frequently are manufactured under an arrangement whereby the Company supplies all necessary gold (or, in some instances, supplies funds to purchase the required gold) to an outside manufacturer and pays a manufacturing charge and applicable duties at the time of delivery. These arrangements, which the Company believes are common in the jewelry industry, reduce the costs charged to the Company by its outside manufacturers and allow the Company to employ qualified manufacturers who might be unable to finance the acquisition of the gold required in the production process. The Company typically advances to its manufacturers sufficient gold to cover manufacturing requirements for a two-to-three week cycle, and as completed products are shipped to the Company, additional gold is advanced to the manufacturer.

         The Company uses certain controls and procedures to minimize the credit risks associated with advancing funds or gold to its outside manufacturers. The Company believes its procedures will reduce, but will not eliminate, its exposure to credit losses. The procedures employed by the Company include monitoring the performance and financial condition of outside manufacturers, monitoring each manufacturer's "credit limit", inspection visits made to the production facilities of outside manufacturers and management's review and evaluation of credit worthiness. The Company attempts to diversify its sources of supply and broadly allocate production over its base of manufacturers in order to reduce the amount of orders it places with any single manufacturer. As of March 26, 1999, $3.8 million of gold owned by or consigned to the Company was in the possession of outside manufacturers. On that date, the largest amount held by a single manufacturer was $952,000.

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

Seasonality

         The Company's business, and the jewelry business in general, are highly seasonal. The third and fourth quarters of the Company's fiscal year, which include customers' purchases for the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. While the fourth quarter generally produces the strongest results, the relative strengths of the third and fourth quarters are subject to variation from year to year based on a number of factors, including the purchasing patterns of the Company's customers. The seasonality of the Company's business places a significant demand on working capital resources to provide for a buildup of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal buildup in customer receivables in the fourth quarter and the first quarter of the succeeding fiscal year.


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Consolidated Statements of Income.

                                                            AS A PERCENTAGE OF NET SALES
                                                                     YEAR ENDED
                                                            ----------------------------
                                               January 29,          January 30,          January 31,
                                                      1999                 1998                 1997
                                               -----------          -----------          -----------
Net sales                                           100.0%               100.0%               100.0%
Cost of goods sold                                   75.4                 77.5                 81.6
                                               -----------          -----------          -----------
Gross profit                                         24.6                 22.5                 18.4
Selling, general and administrative,
    and other expenses                               17.8                 14.4                 14.6
                                               -----------          -----------          -----------
Operating income                                      6.8                  8.1                  3.8
Interest expense                                      0.9                  1.2                  1.6
                                               -----------          -----------          -----------
Income before taxes                                  5.9%                 6.9%                  2.2%
                                               ===========          ===========          ===========

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales for fiscal 1999 increased by $14.8 million, or 9.2%, from fiscal 1998. This increase was due primarily to an increase in the amount of gold jewelry (by weight) sold, offset by decreases in sales prices due to a reduction in the average market price of gold. The Company attributes the volume increase to customers obtained as a result of the October 1997 acquisition of Jerry Prince, Inc. and to new products introduced during the year.

         Gross profit for fiscal 1999 increased by $7.0 million, or 19.6%, from fiscal 1998. As a percentage of net sales, gross profit increased to 24.6% in fiscal 1999, from 22.5% in fiscal 1998. Excluding the effect of gold price fluctuations and LIFO reserve adjustments, the gross profit margins for fiscal 1999 and fiscal 1998 would have been 24.3% and 22.6%, respectively. The increase in gross profit margin in fiscal 1999 is primarily due to changes in sales product mix. The gold prices used to value inventory at year-end for fiscal 1999 and fiscal 1998 were $285.40 and $304.85, respectively.

         Selling, general and administrative, and other expenses includes bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for fiscal 1999 increased by $8.1 million, or 35.2%, from the prior year. As a percentage of sales, these expenses increased to 17.8%, from 14.4% in fiscal 1998. Selling, general and administrative, and other expenses for fiscal 1998 include a one-time litigation settlement award of $4.7 million and a $852,000 gain from the sale of the Company's investment in an affiliated entity, both of which were accounted for as reductions of selling, general and administrative, and other expenses. Excluding the settlement award and the gain on sale of investment, selling, general and administrative, and other expenses for fiscal 1999 increased $2.6 million, or 9.1%, from the prior year, and decreased to 17.8% from 17.9% as a percentage of sales. The increase in the dollar amount of selling, general and administrative, and other expenses, excluding the settlement award and gain on sale of investment, results primarily from increased personnel costs of $1.8 million, increased selling and product expenses of $1.3 million, and increased consulting, professional and outside service expense of $826,000. These increases were offset by a decrease in bad debt expense of $632,000 and an increase in other income of $929,000. Selling, general and administrative, and other expenses for fiscal 1999, included approximately $1.7 million of expense from the Company's cigar operations.

         Interest expense for the year ended January 29, 1999 decreased approximately $362,000, or 19.1%, from the prior year. Interest expense declined due to the pay off of mortgages.

         The provision for income taxes in fiscal 1999 decreased by $479,000 as compared to fiscal 1998 primarily due to a decrease in taxable income between years. The effective tax rates for fiscal 1999 and fiscal 1998 were 37% and 39%, respectively. See Note 8 - Income Taxes.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net sales for fiscal 1998 decreased by $17.3 million, or 9.8%, from fiscal 1997. This decrease was due primarily to a decrease in sales prices due to a reduction in the average market price of gold. This decrease was partially offset by an increase in sales due to the acquisition of Jerry Prince, Inc. in October 1997. The amount of gold sold (by weight) remained constant between fiscal 1998 and fiscal 1997.

         Gross profit for fiscal 1998 increased by $3.3 million, or 10.0% from fiscal 1997. As a percentage of net sales, gross profit increased to 22.5% in fiscal 1998, from 18.4% in fiscal 1997. Excluding the effects of gold price fluctuations and LIFO reserve adjustments, the gross profit margins for fiscal 1998 and fiscal 1997 would have been 22.6% and 18.1%, respectively. The increase in gross profit margin in fiscal 1998 is primarily due to changes in sales product mix. The gold prices used to value inventory at year-end for fiscal 1998 and 1997 were $304.85 and $345.50 per ounce, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for fiscal 1998 decreased by $2.8 million, or 10.9%, from the prior year. As a percentage of sales, these expenses decreased to 14.4% from 14.6% in fiscal 1997. The decrease in the dollar amount of selling, general and administrative expenses is primarily due to an increase in other income of $6 million and an $816,000 decrease in professional, consulting and outside service fees. These decreases to selling, general and administrative, and other expenses were offset by a $1.9 million increase in personnel costs due to an increase in headcount and to an increase in management and employee bonus incentives earned in fiscal 1998 as compared to the prior year, and a $1.4 million increase in selling and product expenses due to an increase in cooperative advertising with certain customers. Other income increased primarily due to the receipt of $4.7 million resulting from settlement of certain litigation, an $852,000 gain from the sale of the Company's investment in an affiliated entity and other income received due to the investment of excess cash. Outside service fees increased by $751,000 due to a higher utilization of temporary personnel in the Company's operations, while professional fees decreased $1.5 million, primarily due to a reduction in legal fees due to the resolution of certain lawsuits and completion of certain acquisition activities in fiscal 1997. Selling, general and administrative, and other expenses for the year ended fiscal 1998, included approximately $711,000 of expense from the Company's cigar operations.

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

         A substantial portion of the Company's gold supply needs are satisfied through gold consignment arrangements with several financial institutions. During fiscal 1999, the Company satisfied approximately 72% of its gold requirements through purchases under the consignment program and purchased the remaining 28% of its gold requirements from financial institutions, manufacturers and vendors. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The maximum amount of gold that the Company may hold on consignment was 290,000 ounces at January 29, 1999 and is subject to fluctuation based on changes in the market value of gold. The gold consignment agreements contain covenants regarding the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. At January 29, 1999, the Company held approximately 191,100 ounces of gold under consignment. During fiscal 1999, 1998 and 1997, the largest amount of gold held under consignment was 220,500 ounces, 182,300 ounces and 220,400 ounces, respectively, and the average amount of gold held under consignment was 171,900 ounces, 141,600 ounces, and 168,000 ounces, respectively. Use of the consignment arrangements tends to be highest during the third quarter.

         The Company has a $10 million revolving credit facility with Bank of America NT&SA, which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 80% of eligible accounts receivable minus a reserve amount as provided for under the credit facility. No amounts were outstanding under the revolving credit facility at January 29, 1999 or January 30, 1998. During fiscal 1999, 1998 and 1997, the Company's highest outstanding balances under its revolving credit facilities were $400,000, $300,000, and $1.4 million, respectively, and the average amounts outstanding were $1,100, $3,000 and $100,000, respectively. Borrowings under the revolving credit facility tend to be highest in the fourth quarter. For further information regarding the consignment agreements and the revolving credit facility, see "Business --Gold Consignment Arrangements" and Notes 2 and 5 of Notes to Consolidated Financial Statements.

         The Company incurred capital expenditures of approximately $2.3 million in fiscal 1999, principally related to improvements of its retail, manufacturing and distribution facilities and for the purchase of manufacturing and computer equipment. The Company expects to incur capital expenditures related to its jewelry business of approximately $1.6 million in fiscal 2000, principally for the acquisition of manufacturing and computer equipment, and upgrade of the Company's primary business application software. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

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

         During fiscal 1999, the Company continued to assess the potential impact of the Year 2000 issue on the Company's internal computerized information systems. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to become Year 2000 compliant. The Company is currently upgrading its primary business application software to the latest version, which is Year 2000 compliant. The Company expects to complete this conversion by the end of the second quarter of fiscal year 2000. The Company's distribution and electronic data interchange software applications and equipment are already year 2000 compliant. All remaining business applications will be upgraded or replaced by June 1999. In addition, the Company's non-information technology systems and equipment, such as its security and communications systems, are already year 2000 compliant or are currently being upgraded or replaced.

         The total estimated cost of the Company's Year 2000 compliance is $300,000, of which $150,000 was expended through January 29, 1999. The cost of the Year 2000 project is being expensed as incurred and is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources. The estimated cost of implementing the Company's primary business software upgrade is approximately $1.3 million and is not included in the Year 2000 project cost estimate. The software upgrade was initiated to meet future business and industry requirements and the related cost will be capitalized in accordance with generally accepted accounting principles. The costs associated with the Company's Year 2000 compliance efforts and software upgrade are being funded with cash flows from operations.

         The Company has recently begun examining its relationships with certain key customers and suppliers to determine the extent to which the Company is vulnerable to failure of those third parties to address their own Year 2000 issues. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company does not currently have any formal information concerning the Year 2000 compliance of its customers but has received indications that its larger customers are working on Year 2000 compliance. If a significant portion of the Company's customers do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected. Management does not believe that the Company's relationship with any individual inventory supplier is material to the Company's operations and, therefore, does not believe that the failure of any inventory vendor to be Year 2000 compliant would have a material adverse effect on the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. The aggregate amounts of forward contracts were $4.3 million and $1.4 million at January 29, 1999 and January 30, 1998, respectively. The forward contracts outstanding at January 29, 1999 expire in February 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements are included as a separate section following the signature page to this Form 10-K and are incorporated herein by reference:

                                                                                           PAGE #
                                                                                           ------

Report of Independent Accountants .....................................................      F-1
Consolidated Financial Statements:
    Consolidated Balance Sheets as of January 29, 1999 and
             January 30, 1998 .........................................................      F-2
    Consolidated Statements of Income for the years ended
             January 29, 1999, January 30, 1998 and January 31, 1997 ..................      F-3
    Consolidated Statements of Changes in Stockholders' Equity for
             the years ended January 29, 1999, January 30, 1998 and January 31, 1997...      F-4
    Consolidated Statements of Cash Flows for the years ended
             January 29, 1999, January 30, 1998 and January 31, 1997 ..................      F-5
    Notes to Consolidated Financial Statements ........................................      F-6


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth, in part, in the Supplemental Item, "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on June 14, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 14, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 14, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 14, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.   FINANCIAL STATEMENTS:

         The following consolidated financial statements are filed as part of this report:

                                                                                                                  PAGE #
                                                                                                                  ------
     Report of Independent Accountants.............................................................................F-1
     Consolidated Financial Statements:
         Consolidated Balance Sheets as of January 29, 1999 and
                  January 30, 1998.................................................................................F-2
         Consolidated Statements of Income for the years ended
                  January 29, 1999, January 30, 1998 and January 31, 1997..........................................F-3
         Consolidated Statements of Changes in Stockholders' Equity for
                  the years ended January 29, 1999, January 30, 1998 and January 31, 1997..........................F-4
         Consolidated Statements of Cash Flows for the years ended
                  January 29, 1999, January 30, 1998 and January 31, 1997..........................................F-5
         Notes to Consolidated Financial Statements................................................................F-6


(a) 2.   FINANCIAL STATEMENT SCHEDULES

         The following financial statement schedule is filed as part of this report:

                                                                                                                  PAGE #
                                                                                                                  ------

         Schedule II - Valuation and Qualifying Accounts...........................................................S-1

         Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(b)      REPORTS ON FORM 8-K
         NONE.

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

         10.21 First Amendment to Trademark Collateral Assignment, dated May 30, 1995, among the lenders named therein and the registrant.(6)

         10.22 Second Amendment to Trademark Collateral Assignment, dated May 30, 1995, among the lenders named therein and the registrant.(6)

         10.23 First Amendment to Patent Collateral Assignment, dated May 30, 1995, among the lenders named therein and the registrant.(6)

         10.24 Second Amendment to Patent Collateral Assignment, dated May 30, 1995, among the lenders named therein and the registrant.(6)

         10.25 Business Loan Agreement, dated September 10, 1993, between the registrant and Cathay Bank.(1)

         10.26 Business Loan Agreement, dated February 10, 1993, between the registrant and Cathay Bank.(1)

         10.27 Mortgage Loan, dated March 9, 1995, between the registrant and Cathay Bank.(6)

         10.28 Mortgage Loan, dated March 9, 1995, between the registrant and Cathay Bank.(6)

         10.29 Mortgage Loan, dated November 1995, between the registrant and Cathay Bank.(9)

         10.30 Note Secured by Deed of Trust, dated July 31, 1989, by the registrant in favor of Chester Scott and Elizabeth D. Scott.(1)

         10.31 All-Inclusive Purchase Money Promissory Note Secured by Long Form All-Inclusive Purchase Money Deed of Trust, dated April 13, 1981, by the registrant in favor of Carl Mattera, together with amendments dated May 1, 1991 and August 9, 1991.(1)

         10.32 Employment Agreement, dated June 10, 1993, between the registrant and Guy Benhamou.*(1)

         10.33 Tax Indemnification Agreement, dated June 10, 1993, between the registrant and Guy Benhamou.*(1)

         10.34 Amended and Restated OroAmerica, Inc. 1988 Incentive Stock Option Plan.*(1)

         10.35 OroAmerica, Inc. Salary Deferral and Profit Sharing Plan, as amended.*(1)

         10.36 Form of awards under the OroAmerica, Inc. Executive/Key Employee Bonus Plan. *(1)

         10.37 Form of Indemnification Agreement between the registrant and its directors and executive officers.*(1)

         10.38 Summary of dependent medical insurance coverage for executive officers.*(1)

         10.39        OroAmerica, Inc. Directors' Stock Option Plan.*(4)

         10.40        OroAmerica, Inc. 1994 Chief Executive Officer Bonus
                      Plan. *(5)

         10.41 Letter Agreement, dated August 8, 1996, between the registrant and Shiu Shao. *(10)

         10.42 Letter Agreement, dated August 8, 1996, between the registrant and Sophia Chalermsopone. *(10)

         10.43 Letter Agreement, dated August 8, 1996, between the registrant and Claudia Hollingsworth. *(10)

         10.44 Letter Agreement, dated August 8, 1996, between the registrant and David Wu. *(10)

         10.45 Letter Agreement, dated September 11, 1996, between the registrant and Betty Sou.*(10)

         10.46 Exclusive License Agreement, dated December 15, 1996, between Fragrance Business Company Limited and the registrant. (10)

         10.47 Purchase-Sale Agreement, dated August 26, 1997, between the registrant and Ravel, Inc.(11)

         10.48 Asset Purchase-Sale Agreement, dated October 29, 1997, between the registrant and Jerry Prince, Inc.(12)

         10.49 Stock Option Agreement, dated as of March 18, 1996, between the registrant and Ronald A. Katz. (13)

         10.50 Stock Option Agreement, dated as of April 14, 1997, between the registrant and Bertram K. Massing. (13)

         10.51        OroAmerica, Inc. 1998 Incentive Stock Option Plan. (14)

         10.52 OroAmerica, Inc. Supplemental Non-Employee Director Stock Option Plan. (15)

         21.1         Subsidiaries of the registrant.

         23.1         Consent of PricewaterhouseCoopers LLP.

         27.1         Financial Data Schedule.


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

(10) Previously filed in the Exhibits to the registrant's Annual Report on Form 10-K for the fiscal year ended January 30, 1998 and incorporated by reference herein.

(11) Previously filed in the Exhibits to the registrant's Current Report on Form 8-K dated August 26, 1997 and incorporated by reference herein.

(12) Previously filed in the Exhibits to the registrant's Amended Current Report on Form 8-K/A dated October 29, 1997 and incorporated by reference herein.

(13) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 333-51703) and incorporated by reference herein.

(14) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 333-58699) and incorporated by reference herein.

(15) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 333-63811) and incorporated by reference herein.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OROAMERICA, INC.


Date:  April 26, 1999                     By: /s/ Guy Benhamou
                                          -------------------------------------
                                          Guy Benhamou, Chairman of the Board,
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 26, 1999                     /s/ Guy Benhamou
                                          -------------------------------------
                                          Guy Benhamou, Chairman of the Board,
                                          President and Chief Executive Officer


Date:  April 26, 1999                     /s/ Shiu Shao
                                          -------------------------------------
                                          Shiu Shao, Chief Operating Officer,
                                          Chief Financial Officer,
                                          Vice President and Director


Date:  April 26, 1999                     /s/ Betty Sou
                                          -------------------------------------
                                          Betty Sou, Controller (Principal
                                          Accounting Officer)



Date:  April 26, 1999                     /s/ Bertram K. Massing
                                          -------------------------------------
                                          Bertram K. Massing, Director



Date:  April 26, 1999                     /s/ Ronald A. Katz
                                          -------------------------------------
                                          Ronald A. Katz, Director



Date:  April 26, 1999                     /s/ David Rousso
                                          -------------------------------------
                                          David Rousso, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of OroAmerica, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under item 14(a)(1) and (2) on page 22 present fairly, in all material respects, the financial position of OroAmerica, Inc. and its subsidiaries at January 29, 1999 and January 30, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Los Angeles, California
April 5, 1999

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        January 29,     January 30,
                                                                           1999             1998
                                                                        -----------     -----------
(Dollars in thousands except share amounts)
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 30,263         $ 30,351
   Accounts receivable less allowance for returns
       and doubtful accounts of $11,797 and $10,802                        19,454           19,627
   Other accounts and notes receivable                                        969              235
   Inventories (Note 2)                                                    13,694           12,772
   Deferred income taxes (Note 8)                                           3,205            2,611
   Prepaid items and other current assets                                     788              742
                                                                         --------         --------
       Total current assets                                                68,373           66,338

Property and equipment, net (Notes 3, 6 and 12)                            11,342           10,406
Goodwill and other intangible assets, net  (Notes 1 and 10)                 5,532            4,302
Patents, net (Note 1)                                                       4,687            5,177
Other assets (Notes 4 and 8)                                                  169              442
                                                                         --------         --------
                                                                         $ 90,103         $ 86,665
                                                                         ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt (Note 6)                            $     --         $    347
   Accounts payable                                                         8,165            7,426
   Income taxes payable (Note 8)                                            1,660            1,443
   Accrued expenses (Note 7)                                                7,821            8,911
                                                                         --------         --------
       Total current liabilities                                           17,646           18,127

Long-term debt, less current portion (Note 6)                                  --            2,341
                                                                         --------         --------
       Total liabilities                                                   17,646           20,468
                                                                         --------         --------

Commitments and contingencies (Notes 2 and 12)                                 --               --
Stockholders' equity (Note 15):
   Preferred stock, 500,000 shares authorized, $.001 par value;
       none issued and outstanding
   Common stock, 10,000,000 shares authorized, $.001 par value;
       6,366,378 and 6,254,378 shares issued at
       January 29, 1999 and January 30, 1998, respectively                      6                6
   Paid-in capital                                                         43,551           42,979
   Note receivable from stock sales                                          (190)              --
   Treasury stock, 95,000 shares and 0 shares at January 29, 1999
      and January 30, 1998, respectively                                     (576)              --
   Retained earnings                                                       29,666           23,212
                                                                         --------         --------
        Total stockholders' equity                                         72,457           66,197
                                                                         --------         --------
                                                                         $ 90,103         $ 86,665
                                                                         ========         ========


See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



For the fiscal years ended                                January 29,      January 30,      January 31,
(Dollars in thousands, except per share amounts)             1999             1998              1997
------------------------------------------------          -----------      -----------      -----------
Net sales                                                 $   174,491      $   159,720      $   177,065
Cost of goods sold, exclusive of depreciation                 131,522          123,800          144,398
                                                          -----------      -----------      -----------
      Gross profit                                             42,969           35,920           32,667
                                                          -----------      -----------      -----------
Selling, general and administrative expenses                   30,740           26,421           23,577
Bad debt expense                                                  115              763              517
Depreciation and amortization                                   2,362            2,502            2,453
Interest expense                                                1,532            1,894            2,885
Other income (Notes 9 and 14)                                  (2,024)          (6,607)            (640)
                                                          -----------      -----------      -----------
      Total expenses                                           32,725           24,973           28,792
                                                          -----------      -----------      -----------
Income before income taxes                                     10,244           10,947            3,875
Provision for income taxes (Note 8)                             3,790            4,269            1,685
                                                          -----------      -----------      -----------
Net income                                                $     6,454      $     6,678      $     2,190
                                                          ===========      ===========      ===========

Basic net income per share                                $      1.03      $      1.07      $      0.35
                                                          ===========      ===========      ===========
Diluted net income per share                              $      1.02      $      1.06      $      0.35
                                                          ===========      ===========      ===========

Weighted average shares outstanding                         6,287,566        6,254,212        6,250,711
Dilutive effect of stock options                               50,319           16,549            5,364
                                                          -----------      -----------      -----------
Weighted average shares outstanding assuming dilution       6,337,885        6,270,761        6,256,075
                                                          ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




For the fiscal years ended            Number of Shares                                        Note
January 31, 1997,                    --------------------                                  Receivable
January 30,1998 and                   Common      Common                                      From       Treasury
January 29, 1999                      Stock      Stock in     Common    Paid-in   Retained    Stock       Stock
(dollars in thousands)                Issued     Treasury     Stock     Capital   Earnings   Purchase     At Cost      Total
----------------------               ---------   --------     ------    -------   --------   --------     -------     --------
BALANCE AT FEBRUARY 2, 1996          6,248,378         --     $    6    $42,951    $14,344    $    --     $    --     $ 57,301

Stock options exercised                  4,000                    --         19                                             19

Net income                                                                           2,190                               2,190
                                     ---------    -------     ------    -------    -------    -------     -------      -------
BALANCE AT JANUARY 31, 1997          6,252,378         --          6     42,970     16,534         --          --       59,510

Stock options exercised                  2,000                    --          9                                              9

Net income                                                                           6,678                     --        6,678
                                     ---------    -------     ------    -------    -------    -------     -------      -------
BALANCE AT JANUARY 30, 1998          6,254,378         --          6     42,979     23,212         --          --       66,197

Stock options exercised (Note 15)      112,000                    --        572                  (190)                     382

Treasury stock acquired at cost                   (95,000)                                                   (576)        (576)

Net income                                                                           6,454                               6,454
                                     ---------    -------     ------    -------    -------    -------     -------     --------
BALANCE AT JANUARY 29, 1999          6,366,378    (95,000)    $    6    $43,551    $29,666    $  (190)    $  (576)    $ 72,457
                                     =========    =======     ======    =======    =======    =======     =======     ========


          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For Fiscal Years Ended
                                                       ---------------------------------------
Dollars in thousands,                                  January 29,   January 30,   January 31,
Increase (decrease) in cash                               1999          1998          1997
---------------------------                            ----------    -----------   -----------
Cash flows from operating activities:
Net income                                              $  6,454      $  6,678      $  2,190
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          2,362         2,502         2,453
    Provision for losses on accounts receivable              115           763           517
    Provision for estimated returns                          795           160           140
    Provision for uncollectible vendor advances               --            50          (228)
    Gain on sale of property                                 (39)           --           (20)
    Gain on sale of investment in affiliate                   --          (852)           --
Changes in assets and liabilities, net of
    effects from acquisitions:
    Accounts receivable                                     (835)       (1,145)        5,073
    Other accounts and notes receivable                     (635)          342           226
    Inventories                                             (511)          142         1,824
    Deferred income taxes                                   (594)         (233)         (426)
    Prepaid income taxes and income taxes payable            217         1,000           585
    Prepaid items and other assets, net                      269           311          (612)
    Accounts payable, accrued expenses and
      deferred liabilities                                  (351)        4,095           501
                                                        --------      --------      --------
        Net cash provided by operating activities          7,247        13,813        12,223
                                                        --------      --------      --------

Cash flows from investing activities:
    Capital expenditures                                  (2,254)       (1,889)         (865)
    Acquisitions, net of cash acquired (Note 10)          (2,241)       (4,506)           --
    Proceeds from sale of investment in affiliate             --         1,429            --
    Proceeds from sale of property                            42            --            32
                                                        --------      --------      --------
        Net cash used in investing activities             (4,453)       (4,966)         (833)
                                                        --------      --------      --------

Cash flows from financing activities:
    Gross borrowings under line-of-credit agreement          400           300         3,950
    Repayment of borrowings under line-of-credit            (400)         (300)       (3,950)
    Principal repayments of long-term debt                (2,688)         (886)       (1,338)
    Repurchase of treasury stock                            (576)           --            --
    Issuance of common stock                                 382             9            19
                                                        --------      --------      --------
        Net cash used in financing activities             (2,882)         (877)       (1,319)
                                                        --------      --------      --------

(Decrease) increase in cash and cash equivalents             (88)        7,970        10,071
Cash and cash equivalents at beginning of period          30,351        22,381        12,310
                                                        --------      --------      --------
Cash and cash equivalents at end of period              $ 30,263      $ 30,351      $ 22,381
                                                        ========      ========      ========



See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Line of business

OroAmerica, Inc. (the Company) is a Delaware corporation primarily engaged in importing, manufacturing and distributing gold jewelry products to large retailers such as mass merchandisers and discount stores, catalog showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs and department stores and to jewelry wholesalers and distributors. During fiscal 1998, the Company entered the premium cigar manufacturing and distribution business. In fiscal 1998, Cigar operations consisted primarily of securing tobacco inventories and establishing manufacturing facilities in the Dominican Republic and Indonesia. In fiscal 1999, the Company began selling cigars to retailers and opened its retail cigar store in Beverly Hills, California.

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

Fiscal Years

The Company reports results of operations for a fiscal year consisting of a 52 or 53 week period ending the Friday closest to January 31. Each of the three fiscal years ended January 29, 1999, January 30, 1998, and January 31, 1997, consists of fifty-two weeks.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include amounts held at financial institutions or highly liquid investments with original maturities of ninety days or less when purchased. The fair value of cash and cash equivalents approximates their carrying amount.

Supplemental cash flow information and non-cash investing and financing activities are as follows:

Fiscal Year (in thousands)                        1999       1998         1997
--------------------------------------------     ------     -------      -------
Cash paid during the year for:
    Interest                                     $1,554     $ 1,878      $ 3,046
    Income taxes                                 $4,237     $ 3,234      $ 1,522
Non-cash investing and financing activities:
    Note receivable from stock sales             $  190     $    --      $    --
Acquisitions (Note 10):
    Fair value of assets acquired                $2,241     $ 5,832      $    --
    Liabilities assumed                              --        (942)          --
                                                 ------     -------      -------
      Cash paid                                  $2,241     $ 4,890      $    --
                                                 ======     =======      =======

Concentrations of Credit Risk

The Company's financial instruments subject to credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents in high quality securities with a major bank and financial institution. With respect to accounts receivable, the Company extends credit based on an evaluation of a customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company's ten largest customers accounted for approximately 59% of net sales in 1999, 54% of net sales in 1998 and 51% of net sales in 1997. One customer, Wal-Mart, accounted for 22%, 16.4% and 17.7% of the Company's net sales for the years ended January 29, 1999, January 30, 1998, and January 31, 1997, respectively. No other individual customer accounts for more than 10 percent of sales. At January 29, 1999 and January 30, 1998, gross accounts receivable included balances totaling $15.3 million and $15.6 million, respectively, from the Company's ten largest customers.

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

                           January 29,         January 30,
                              1999                1998
                           ----------          ----------
Doubtful accounts          $1,800,000          $1,600,000
Sales returns              $9,997,000          $9,202,000

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

The Company accounts for its jewelry inventories at the lower of cost or market, using the last in, first out (LIFO) method to determine cost. Year end gold inventory cost used in determining incremental LIFO layers is based on the year end gold market price at the Second London Gold Fixing. The LIFO cost may increase or decrease from year to year as a result of changes in quantities and unit prices in ending inventory. Consigned gold is not included in inventory, and there is no related liability recorded at year-end.

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

Forward Purchase Contracts

The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts for trading purposes. The effects of hedging transactions are recognized when contracts are settled. The aggregate amounts of forward contracts were $4.3 million and $1.4 million at January 29, 1999 and January 30, 1998, respectively. The forward contracts outstanding at January 29, 1999 expire in February 1999. The carrying value of the forward purchase contracts approximates their fair values because of the relatively short maturity of these contracts.

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

Goodwill and Other Intangible Assets

Goodwill in the amount of $5,793,000, which arose in connection with the acquisition of a former stockholder's interest in the Company and its affiliates in 1987, is amortized over twenty-five years. Goodwill in the amount of $973,000, which arose in connection with the fiscal 1995 acquisition of Jerry Madison Enterprises, a jewelry company specializing in the production and distribution of diamond-accented and gemstone jewelry merchandise, is being amortized over fifteen years. In fiscal 1998, the Company recorded $200,000 of goodwill related the Jerry Prince acquisition, which is being amortized over five years (Note 10). In fiscal 1999, the Company recorded goodwill related to the Eclipse and Jene acquisitions of approximately $1.1 million, which is being amortized over periods of five and fifteen years, respectively. Amortization expense for fiscal 1999, 1998 and 1997 was $361,000, $293,000 and $294,000, respectively. Accumulated amortization at January 29, 1999 and January 30, 1998 was $3,025,000 and $2,664,000, respectively.

Covenants-not-to-compete in the amount of $540,000 were executed in connection with the fiscal 1999 acquisitions of Jene and Eclipse (See Note 10). These covenants-not-to-compete are being amortized on a straight-line basis, over terms ranging from four to five years. Amortization expense for fiscal 1999 approximated $39,000. Accumulated amortization at January 29, 1999 was $39,000.

Patents

The Company owns patents for several of its jewelry products and amortizes its patents over their economic useful lives, estimated between fifteen and seventeen years. Amortization expense was approximately $489,000 for each of the three fiscal years in 1999, 1998, and 1997. Accumulated amortization at January 29, 1999 and January 30, 1998, was $2,830,000 and $2,340,000, respectively.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used or disposed of by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. No impairment losses have been recognized in each of the three years in the period ended January 29, 1999.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted net income per share includes the dilutive effect of stock options.

New Accounting Standards

In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS 131"). SFAS 131 requires that certain financial information regarding operating segments be publicly reported on the same basis as used internally by management to evaluate segment performance. The adoption of SFAS 131 had no impact on the Company's consolidated results of operations, financial position or cash flows. (See Note 16).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which the Company is required to adopt effective January 29, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, SFAS 133 defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company has not yet determined what the effect of adoption of SFAS 133 will be on the earnings and financial position of the Company.

NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands except per ounce data):

                                      January 29,        January 30,
                                         1999               1998
                                      -----------        -----------
Gold and other raw materials           $  2,401           $  4,093
Manufacturing costs and other            10,304              7,975
                                       --------           --------
Jewelry inventories                      12,705             12,068
Tobacco inventories                       2,541              2,801
Other inventories                           116                310
                                       --------           --------
                                         15,362             15,179
LIFO cost less than FIFO cost              (988)            (1,727)
Allowance for vendor advances              (680)              (680)
                                       --------           --------
Inventories                            $ 13,694           $ 12,772
                                       ========           ========

Gold price per ounce:                  $ 285.40           $ 304.85
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

At January 29,1999 and January 30, 1998, the Company held 191,100 and 155,400 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at year-end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements:(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At January 29, 1999, the Company had breached two covenants of its consignment and revolving credit agreements by advancing money to the Company's Chief Operating Officer in excess of authorized amounts and by repurchasing treasury stock (See Note 15). In
February 1999, the Company violated a third debt covenant by purchasing stock of a competitor in excess of authorized amounts. To cure these defaults, the Company, the gold consignors and the revolving credit lender amended the terms of the consignment and revolving credit agreements to accommodate the repurchase of treasury stock for up to $5,000,000 through October 31, 1999, and to provide for loans to employees for the purchase of the Company's stock in amounts not to exceed $500,000, as defined. Additionally, the Company obtained an indefinite waiver for the covenant violation related to the purchase of a competitor's stock in excess of authorized amounts.

In fiscal 1999, 1998 and 1997, the Company reduced jewelry inventory levels, which resulted in liquidations of LIFO inventory layers carried at lower costs in prior years. The effect of the liquidations for 1999, 1998 and 1997 was to decrease cost of sales by approximately $739,000, $153,000 and $535,000, respectively, and to increase net income by $466,000 ($.07 per basic and dilutive net income per share), $93,000 ($.01 per basic and dilutive net income per share), and $305,000 ($.05 per basic and dilutive net income per share), respectively.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                               January 29,        January 30,
                                                    1999               1998
                                               -----------        -----------
Land                                            $  3,396           $  3,396
Buildings, leaseholds and improvements             8,373              7,394
Construction in progress                             190                714
Automobiles                                          494                559
Office furniture and equipment                     8,186              6,786
Manufacturing equipment                            4,265              3,791
                                                --------           --------
                                                  24,904             22,640
Less:  Accumulated depreciation                  (13,562)           (12,234)
                                                --------           --------
                                                $ 11,342           $ 10,406
                                                ========           ========


NOTE 4 - NON-CURRENT ACCOUNT RECEIVABLE:

In July 1997, Montgomery Ward, a customer owing $698,000, filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. At January 28, 1998, the Company had discounted the face value of its receivable to its estimated recoverable value of $279,000. During fiscal 1999, this receivable was written off as it became apparent that collection was not assured.


NOTE 5 - BORROWINGS UNDER REVOLVING CREDIT AGREEMENT:

The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of January 29, 1999 or January 30, 1998. No short-term advances were outstanding at January 29, 1999 or January 30, 1998. Stand-by letters of credit outstanding at January 29, 1999 or January 30, 1998, totaled $1,500,000 and $1,500,000, respectively. Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At January 29, 1999 the Company had breached two debt covenants and violated a third covenant in February 1999. Subsequent to year end, the Company cured these covenants by amending its consignment and revolving credit agreements and by obtaining an indefinite waiver for the February 1999 covenant violation.

NOTE    6 LONG-TERM DEBT:


Long-term debt consists of the following (in thousands):

                                                                                         January 29,     January 30,
                                                                                             1999            1998
                                                                                         -----------     -----------
Note with interest at the bank's prime rate (8.75% at January 30, 1998) plus 2%, secured by commercial property, payable in monthly installments of $10,000 plus
interest. Paid in full June 1998                                                           $     --        $ 1,640

Note with interest at the bank's reference rate (8.75% at January 30, 1998) plus
1.5%, secured by real property, payable in monthly principal and interest
installments of $4,621. Paid in full June 1998                                                   --            487

Note with interest at the bank's reference rate (8.75% at January 30, 1998) plus
1.5%, secured by real property, payable in monthly principal and interest
installments of $6,772. Paid in full June 1998                                                   --            302

Note with interest at the bank's prime rate (8.75% at January 30, 1998) plus
1.5%, secured by real property, payable in monthly principal and interest
installments of $14,121. Paid in full June 1998                                                  --             14

Capital lease obligation due in February 1999, interest rate at 12.83%, payable in monthly principal and interest installments of $14,674
Paid in full December 1998                                                                       --            245
                                                                                           --------        -------
Total long-term debt                                                                             --          2,688
Less: Current portion                                                                            --           (347)
                                                                                           --------        -------
                                                                                           $     --        $ 2,341
                                                                                           ========        =======

NOTE 7 - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

                                         January 29,   January 30,
                                             1999          1998
                                         -----------   -----------
Advertising and customer promotions        $3,577        $3,083
Deferred liabilities                          736         1,908
Payroll and fringe benefits                 2,286         1,820
Professional fees                             213           286
Other miscellaneous                         1,009         1,814
                                           ------        ------
Total                                      $7,821        $8,911
                                           ======        ======

NOTE 8 - INCOME TAXES:

The provision for income taxes for the fiscal years 1999, 1998 and 1997 are summarized as follows (in thousands):

                             1999            1998            1997
                            -------         -------         -------
Current:
      Federal               $ 3,605         $ 3,763         $ 1,836
      State                     809             739             275
                            -------         -------         -------
                              4,414           4,502           2,111
                            -------         -------         -------
Deferred:
      Federal                  (481)           (198)           (325)
      State                    (143)            (35)           (101)
                            -------         -------         -------
                               (624)           (233)           (426)
                            -------         -------         -------
Income tax provision        $ 3,790         $ 4,269         $ 1,685
                            =======         =======         =======

Deferred tax assets by jurisdiction are as follows:

                              January 29,   January 30,
                                 1999          1998
                              -----------   -----------
Deferred taxes - Federal        $2,579        $2,098
Deferred taxes - State             705           562
                                ------        ------
                                $3,284        $2,660
                                ======        ======

Deferred tax assets (liabilities) are comprised of the following:

                                                   January 29,     January 30,
                                                        1999            1998
                                                   -----------     -----------
Deferred tax liabilities
        Inventory                                    $(2,023)        $(2,114)
        Fixed and intangible assets                      (95)           (143)
        Prepaid box supplies                             (82)            (94)
                                                     -------         -------
               Total deferred tax liabilities         (2,200)         (2,351)
                                                     -------         -------
Deferred tax assets
        Reserve for returns                            3,982           3,665
        Bad debt reserve                                 710             638
        Compensation accruals                            320             214
        Net operating loss carryforwards                 177             198
        Other                                            295             296
                                                     -------         -------
        Total deferred tax assets                      5,484           5,011
                                                     -------         -------
Net deferred tax assets                              $ 3,284         $ 2,660
                                                     =======         =======

At January 29, 1999, the Company has federal net operating loss carryforwards ("NOLs") of $934,000. These NOLs are subject to the limitations under Internal Revenue Code Section 382, which limit their usage to $58,000 in any given year. The federal NOLs expire in fiscal 2000 through fiscal 2009.

The following is a reconciliation for the U.S. federal statutory rate and the effective tax rate:


Fiscal year ended


                                       January 29,      January 30,       January 31,
                                          1999              1998              1997
                                       -----------      -----------       -----------
Federal statutory rate                     34.0%             34.0%             34.0%
State and local income taxes,
    net of federal tax benefits             4.3               4.2               3.0
Goodwill amortization                       1.0               0.9               2.6
Effect of foreign operations               (6.3)             (4.4)             (5.0)
Other, net                                  4.0               4.3               8.9
                                         ------            ------            ------
Effective income tax rate                  37.0%             39.0%             43.5%
                                         ======            ======            ======

The Company has not provided for U.S. federal income and foreign withholding taxes on $4.5 million of foreign subsidiaries' undistributed earnings as of January 29, 1999, because such earnings are intended to be reinvested indefinitely.

NOTE 9 - RELATED PARTY TRANSACTIONS:

The Company accounts for its investments in less than majority-owned entities using the equity method. The results of operations and the financial positions of the affiliates are immaterial to the Company.

At January 31, 1997, the Company owned a 45 percent interest in Sicor, an Italian corporation which manufactures gold chain, jewelry and similar items. The Company purchased finished product from Sicor at prices which management believed represented Sicor's cost. Purchases from Sicor during fiscal years 1998, 1997 and 1996 were approximately $0, $234,000 and $196,000, respectively. In December 1997, the Company sold its investment in Sicor for approximately $1.4 million, resulting in a gain of $852,000, which is included in other income.

During fiscal 1993, the Company made an initial capital contribution of $6,000 to a new partnership (OroIndo) whose purpose was to develop rope chain manufacturing. At January 30, 1998, the Company owned a 50 percent interest in OroIndo and accounted for this entity using the equity method. In fiscal 1999, this partnership was dissolved. The purchases from OroIndo during fiscal year 1999, 1998 and 1997 were approximately $7.6 million, $2.2 million and $1.0 million, respectively. No material gain or loss was recognized from the dissolution of this partnership.

NOTE 10 - ACQUISITIONS

In June 1998, the Company acquired Eclipse Design, Inc. ("Eclipse"), a privately-held company engaged in the design, manufacture and sale of gold earrings. Under the terms of the purchase agreement, the Company acquired all of the operating assets of Eclipse for approximately $300,000. In September 1998, the Company acquired the Jene karat gold jewelry business ("Jene"). Under the terms of the purchase agreement, the Company acquired primarily inventory and customer lists for approximately $2 million. The Company financed a portion of the inventory acquired under its consignment agreements. Both acquisitions were accounted for using the purchase method of accounting; results of operations are included in the accompanying financial statements from the date of acquisition. The pro forma combined results of operations of the Company and the acquired companies as if the acquisitions had taken place at the beginning of the year are immaterial and are not presented.

On October 29, 1997, the Company consummated an Asset Purchase-Sale Agreement with Jerry Prince, Inc. ("JPI"), a jewelry manufacturer and distributor located in San Diego, California, to purchase substantially all of JPI's assets (principally accounts receivable and inventories) and assume certain liabilities incurred by JPI. The purchase price for these net assets approximated $4.9 million and was funded from existing cash. The acquisition was accounted for using the purchase method of accounting, and accordingly, the results of operations of JPI from October 29, 1997 are included in the accompanying consolidated financial statements from the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of acquisition.

The following table reflects the unaudited pro forma combined results of operations of the Company and JPI as if the acquisition had taken place at the beginning of fiscal 1998 and 1997.

(in thousands, except per share amounts)              1998                 1997
----------------------------------------          -----------          -----------
Revenues                                          $   168,519          $   199,468
Net income                                              6,462                3,620
Basic net income per share                               1.05                 0.58
Diluted net income per share                             1.05                 0.58

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as amortization of goodwill, additional royalty expense, loss of investment income, reduced selling, general and administrative expenses for non-recurring items and the related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been effective at the beginning of fiscal 1997.

NOTE 11 - SALARY DEFERRAL AND PROFIT SHARING PLAN:

The Company has a Salary Deferral and Profit Sharing Plan covering substantially all eligible employees. Under the plan, employees may elect to defer a percentage of their salary. The Company may, at its discretion, make contributions to the plan. The Company contributed approximately $140,000, $125,000, and $80,000 to the plan during the fiscal years ended January 29, 1999, January 30, 1998 and January 31, 1997, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space, retail space and manufacturing facilities. These leases are classified as operating leases and have original, noncancellable terms of one to five years. Certain operating leases provide for minimum annual rentals, subject to annual escalations generally based on the Consumer Price Index plus executory costs. Rent expense for fiscal years 1999, 1998 and 1997 was approximately $602,000, $541,000 and $277,000, respectively.

Future minimum annual commitments under the operating leases with initial or remaining terms of one year or more consist of the following at January 29, 1999 (in thousands):

                                                       Operating
                  Fiscal Year                            Leases
                  -------------                       -----------
                  2000                                       360
                  2001                                       297
                  2002                                        86
                                                        --------
Total minimum lease payments                            $    743
                                                        ========

In fiscal 1998 and 1997, the Company leased computer equipment under agreements classified as capital leases. In fiscal 1999, these capital leases were paid off. In fiscal 1998, property and equipment accounts included the following amounts for computer equipment that were recorded under capital leases (in thousands):

                                      January 30,
                                         1998
                                      -----------
Office furniture and equipment          $ 631
Less: Accumulated depreciation           (487)
                                        -----
                                        $ 144
                                        =====

In the normal course of business, the Company is a defendant in various lawsuits. The Company's management believes that there will be no material adverse impact on the financial condition or results of operations of the Company as a result of the ultimate resolution of these matters.

NOTE 13 - STOCK OPTION PLANS:

The Company has an Incentive Stock Option Plan under which options to purchase shares of the Company's common stock may be granted to key employees of the Company. The total number of shares issuable under the Incentive Stock Option Plan is 500,000 shares. Options granted under the Incentive Stock Option Plan become exercisable in annual increments determined by the Compensation Committee. Incentive stock options expire 10 years from the date of grant.

The Company has a Director's Stock Option Plan (the "Directors' Plan") under which each non-employee director of the Company, on the date of his or her election to the Board, is automatically granted an option to purchase 10,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant. The total number of shares issuable under the Director Stock Option Plan is 100,000. Options granted under the Director Stock Option Plan become exercisable in cumulative annual increments of 20 percent, commencing on the anniversary of the date of grant. Director stock options expire 10 years from the date of grant. In addition, the Board of Directors granted an option to purchase 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant, to one non-employee director in fiscal 1997 and another non-employee director in fiscal 1998. These grants were made outside of the Directors' Plan. During fiscal 1999, the Company adopted a Supplemental Non-Employee Director Stock Option Plan ("Supplemental Plan"), under which each non-employee director of the Company serving on the Board on April 14, 1998 was granted an option to purchase 1,000 shares of common stock. In addition, each non-employee director will automatically be granted an option to purchase 1,000 shares of common stock on the date of each annual meeting of stockholders at which such non-employee director is re-elected to the Board, commencing with the annual meeting in 1999. The total number of shares issuable under the Supplemental Plan is 25,000. Supplemental Plan options will be granted at an exercise price equal to the fair market value on the date of grant and will become exercisable in one-third increments, commencing on the first anniversary of the date of grant.

The Incentive Stock Option Plan is administered by a Compensation Committee appointed by and holding office at the pleasure of the Board of Directors; the Directors' and Supplemental Plans are administered by the Board. Stock option activity for employees and directors is shown below:

                                                             Weighted-
                                              Options          Average
                                          Outstanding         Exercise
                                               Number            Price
                                          -----------        ---------
Outstanding at February 2, 1996              316,250           $ 9.93
   Granted                                   107,500           $ 4.69
   Exercised                                  (4,000)          $ 4.69
   Cancelled                                 (20,250)          $ 5.23
                                            --------           ------
Outstanding at January 31, 1997              399,500           $ 8.81
   Granted                                    41,000           $ 4.94
   Exercised                                  (2,000)          $ 4.69
   Cancelled                                 (46,500)          $ 7.94
                                            --------           ------
Outstanding at January 30, 1998              392,000           $ 8.53
   Granted                                    38,000           $ 8.55
   Exercised                                (112,000)          $ 5.11
   Cancelled                                 (86,000)          $11.02
                                            --------           ------
Outstanding at January 29, 1999              232,000           $ 9.26
                                            ========           ======

Options exercisable at January 31, 1997      251,500           $ 9.51
                                            ========           ======

Options exercisable at January 30, 1998      287,200           $ 9.37
                                            ========           ======

Options exercisable at January 29, 1999      154,400           $10.66
                                            ========           ======


The following table summarizes information about employee and director stock options outstanding at January 29, 1999:

                                      Options Outstanding                          Options Exercisable
                      --------------------------------------------------       ----------------------------
                                                Weighted-      Weighted-                          Weighted-
                                                  Average        Average                            Average
Range of                      Number            Remaining       Exercise             Number        Exercise
Exercise Prices          Outstanding     Contractual Life          Price        Exercisable           Price
---------------       --------------    -----------------     ----------       ------------    ------------
$ 4.13 to $ 4.94              79,000                 7.3           $4.67             34,400           $4.61
$ 7.00 to $ 9.94              38,000                 9.6           $8.55              7,000           $8.68
$12.25 to $14.25             115,000                 4.9          $12.65            113,000          $12.62
                      --------------                                           ------------
                             232,000                                                154,400
                      ==============                                           ============


Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the employee and non-employee director stock options granted under the fair value method of that Statement. The weighted-average estimated grant fair values, as defined by SFAS No. 123, for options granted during fiscal years 1999, 1998 and 1997 were $4.70, $2.24 and $2.57, respectively. All options were granted at exercise prices equal to market prices during fiscal years 1999, 1998 and 1997.

The fair values for options granted in fiscal 1999, 1998 and 1997 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                            1999             1998              1997
                                          -------           -------           -------
Risk-free interest rate                     5.12%             6.78%             6.31%
Dividend yield                              0.00%             0.00%             0.00%
Volatility                                 50.73%            30.21%            48.16%
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

                                      1999               1998               1997
                                   ---------          ---------          ---------
Net income:
    As reported                    $   6,454          $   6,678          $   2,190
    Pro forma                          6,389              6,608              2,158
Net income per share:
    As reported - basic            $    1.03          $    1.07          $    0.35
    As reported - diluted          $    1.02          $    1.06          $    0.35
    Pro forma - basic              $    1.02          $    1.06          $    0.35
    Pro forma - diluted            $    1.01          $    1.05          $    0.34

NOTE 14 - LITIGATION SETTLEMENT AWARD

In September 1997, the Company recovered approximately $4.7 million, net of attorney fees, from settlement of litigation with its insurer to recover losses from two former gold jewelry manufacturers. This litigation award is included in other income for fiscal 1998.

NOTE 15 - STOCKHOLDERS' EQUITY:

Capital Stock

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

Stock Repurchase Program

In September 1998, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. During fiscal 1999, the Company repurchased 95,000 shares for an aggregate price of approximately $576,000.

Note Receivable from Stock Sale

The note receivable from stock sale results from the exercise of stock options by the Company's Chief Operating Officer for a note. The note is a full recourse promissory note bearing interest at 7.35% and is secured by the stock issued upon exercise of the stock options. Interest is payable quarterly and principal is due in full on August 14, 2001.

NOTE 16 - SEGMENT INFORMATION

The Company's operating structure includes two reportable operating segments:
Jewelry and Cigar. The segments were determined based upon the types of products produced and markets served by each segment. The Jewelry segment manufactures and distributes gold jewelry products to large retailers, including mass merchandisers, department stores, and national jewelry chains. The Cigar segment manufactures and distributes premium cigars to medium to small cigar retailers. In addition, the Cigar segment operates a retail cigar store located in Beverly Hills, California. Both segments sell their products to customers located in the United States.

The Company evaluates segment performance based on income from operations before taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no inter-company sales between segments.

Financial information regarding the Company's operating segments is shown below (dollars in thousands):

                                            Jewelry        Cigar   Consolidated
                                           --------       ------   ------------
Year Ended January 29, 1999
Net sales                                  $173,620         $871       $174,491
Operating income (loss)                      13,378       (1,602)        11,776
Interest expense                              1,530            2          1,532
Depreciation and amortization expense         2,263           99          2,362
Income (loss) before income taxes            11,848       (1,604)        10,244
Provision (benefit) for income taxes          4,383         (593)         3,790
Net income (loss)                             7,465       (1,011)         6,454
Identifiable operating assets                85,252        4,851         90,103

Year Ended January 30, 1998
Net Sales                                  $159,299         $421       $159,720
Operating income (loss)                      13,912       (1,071)        12,841
Interest expense                              1,894            -          1,894
Depreciation and amortization expense         2,501            1          2,502
Income (loss) before income taxes            12,018       (1,071)        10,947
Provision (benefit) for income taxes          4,687         (418)         4,269
Net income (loss)                             7,331         (653)         6,678
Identifiable operating assets                83,004        3,661         86,665


The Company's cigar operations started in fiscal 1998. Since only one operating segment (Jewelry) existed in fiscal 1997, segment financial information is not presented for fiscal 1997.

QUARTERLY FINANCIAL DATA (UNAUDITED):
(Amounts in thousands, except per share amounts)

                                                                   1999 Quarters
                                             -----------------------------------------------------
Quarter ended                                        1st           2nd          3rd            4th
------------------                           -----------    ----------- -----------    -----------
Net sales                                        $42,477        $29,433     $54,561        $48,021
Gross margin                                       9,448          6,928      13,615         12,978
Net income                                         1,151              1       2,923          2,378
Per Share Data:
    Basic net income per share                      0.18           0.00        0.46           0.39
    Diluted net income per share                    0.18           0.00        0.46           0.38


                                                                   1998 Quarters
                                             -----------------------------------------------------
Quarter ended                                        1st           2nd          3rd            4th
------------------                           -----------    ----------- -----------    -----------
Net sales                                        $32,650        $27,585     $46,373        $53,112
Gross margin                                       6,211          5,641      10,474         13,594
Net income (loss)                                    143           (466)      3,496          3,505
Per Share Data:
    Basic net income (loss) per share               0.02          (0.07)       0.56           0.56
    Diluted net income (loss) per share             0.02          (0.07)       0.56           0.55

                                OROAMERICA, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         Additions
                                             ----------------------------------
                                                          Charged
                                             Balance at   to costs     Charged                        Balance
                                             beginning    and          to other                       at end
             Description                     of period    expenses     accounts       Deductions     of period
             -----------                     ---------    --------     --------       ----------     ---------
For the year ended January 31, 1997:
   Allowance for doubtful accounts            $ 1,448      $   517      $    31(1)     $  (414)(2)     $ 1,582
   Reserve for estimated returns                8,500            0            0            140 (3)       8,640
   Allowance for uncollectible
       vendor advances                            858            0            0           (228)(4)         630
                                              -------      -------      -------        -------         -------

                Total                         $10,806      $   517      $    31        $  (502)        $10,852
                                              =======      =======      =======        =======         =======


For the year ended January 30, 1998:
   Allowance for doubtful accounts            $ 1,582      $   763      $   142(5)     $  (887)(2)     $ 1,600
   Reserve for estimated returns                8,640            0          402(6)         160 (3)       9,202
   Allowance for uncollectible
       vendor advances                            630           50            0              0             680
                                              -------      -------      -------        -------         -------

                Total                         $10,852      $   813      $   544        $  (727)        $11,482
                                              =======      =======      =======        =======         =======


For the year ended January 29, 1999:
   Allowance for doubtful accounts            $ 1,600      $   115      $   215(7)     $  (130)(2)     $ 1,800
   Reserve for estimated returns                9,202            0            0            795 (3)       9,997
   Allowance for uncollectible
       vendor advances                            680            0            0              0             680
                                              -------      -------      -------        -------         -------

                Total                         $11,482      $   115      $   215        $   665         $12,477
                                              =======      =======      =======        =======         =======


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

(4)     Reduction in vendor reserve credited to cost of sales.

(5) Includes $150,000 adjustment to miscellaneous accruals, $126,000 write-off of long-term accounts receivable, $98,000 collection on trade receivables previously written-off and $20,000 allowance for doubtful accounts acquired with the Jerry Prince acquisition.

(6]     Estimated return reserve acquired from Jerry Prince transaction.

(7) Includes $117,000 collection on trade receivables previously written-off, $100,000 adjustment to cost of sales and $1,000 write-off of other accounts receivable.