Form 10-Q
period 1999-04-30
OROAMERICA INC
filed 1999-06-14
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 30, 1999.


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from
                      to                .
         ------------    ---------------

         Commission File Number  0-21862


                                OROAMERICA, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                     94-2385342
         (State or other jurisdiction     (I.R.S. Employer Identification  No.)
         of incorporation or
         organization)

         443 North Varney Street, Burbank, California           91502
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                    SHARES OUTSTANDING AS OF
         CLASS                                            June 9, 1999
         -----                                      -------------------------
         Common Stock, $.001 par value                     6,123,378

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED APRIL 30, 1999


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                           PAGE

         Item 1.           FINANCIAL STATEMENTS
                           Consolidated Balance Sheets ............................................................        1
                           Consolidated Statements of Income ......................................................        2
                           Consolidated Statements of Cash Flows ..................................................        3
                           Notes to Condensed Consolidated Financial Statements....................................        4

         Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS ....................................................        8


PART II - OTHER INFORMATION

         Items 1 through  5.        Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K ................................................................        13


SIGNATURES  .......................................................................................................        14


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                       April 30,         January 29,
(Dollars in thousands, except share amounts)                                               1999                1999
--------------------------------------------------------------------------------------------------------------------
ASSETS                                                                              (Unaudited)
Current assets:
    Cash and cash equivalents                                                   $        22,636     $        30,263
    Accounts receivable less allowance for returns
       and doubtful accounts of $9,420 and $11,797                                       24,633              19,454
    Other accounts and notes receivable                                                     629                 969
    Inventories (Note 2)                                                                 12,636              13,694
    Deferred income taxes                                                                 3,205               3,205
    Prepaid items and other current assets                                                1,826                 788
                                                                                ---------------     ---------------
        Total current assets                                                             65,565              68,373
Property and equipment, net                                                              12,198              11,342
Goodwill and other intangible assets, net                                                 5,402               5,532
Patents, net                                                                              4,565               4,687
Other assets                                                                                439                 169
                                                                                ---------------     ---------------
                                                                                $        88,169     $        90,103
                                                                                ===============     ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $         6,851     $         8,165
    Income taxes payable                                                                  1,882               1,660
    Accrued expenses                                                                      6,521               7,821
                                                                                ---------------     ---------------
        Current and total liabilities                                                    15,254              17,646
Stockholders' equity:
    Preferred stock, 500,000 shares authorized, $.001 par value;
        none issued and outstanding                                                           -                   -
    Commonstock, 10,000,000 shares authorized, $.001 par value; 6,368,878 an
        6,366,378 shares issued at April 30, 1999
        and January 29, 1999, respectively                                                    6                   6
    Paid-in capital                                                                      43,564              43,551
    Note receivable from stock sales                                                      (190)               (190)
    Treasury stock, 95,000 shares at April 30, 1999 and January 29, 1999                  (576)               (576)
    Retained earnings                                                                    30,111              29,666
                                                                                ---------------     ---------------
         Total stockholders' equity                                                      72,915              72,457
                                                                                ---------------     ---------------
                                                                                $        88,169     $        90,103
                                                                                ===============     ===============

See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               THIRTEEN WEEKS ENDED APRIL 30, 1999 AND MAY 1, 1998
                                   (Unaudited)

                                                                                                           April 30,         May 1,
(Dollars in thousands, except per share amounts)                                                               1999           1998
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                                            $        39,277   $    42,477
Cost of goods sold, exclusive of depreciation                                                                 30,497        33,029
                                                                                                     ---------------   -----------
Gross profit                                                                                                   8,780         9,448
Selling, general and administrative, and other expenses                                                        7,743         7,140
                                                                                                     ---------------   -----------
Operating income                                                                                               1,037         2,308
Interest expense                                                                                                 295            41
                                                                                                     ---------------   ------------
Income before income taxes                                                                                       742         1,887
Provision for income taxes                                                                                       297           736
                                                                                                     ---------------   -----------
Net income                                                                                           $           445   $     1,151
                                                                                                     ===============   ===========
Net income per share - basic                                                                         $          0.07   $      0.18
                                                                                                     ===============   ===========
Net income per share - diluted                                                                       $          0.07   $      0.18
                                                                                                     ===============   ===========

Weighted average shares outstanding                                                                        6,272,211     6,254,711
Dilutive effect of stock options                                                                              79,122        58,312
                                                                                                     ---------------   -----------
Weighted average shares outstanding assuming dilution                                                      6,351,333     6,313,023
                                                                                                     ===============   ===========



See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    For the Thirteen Weeks Ended
                                                                                                  April 30,              May 1,
(Dollars in thousands)                                                                                1999                1998
--------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $         445       $       1,151
    Adjustments to reconcile net income  to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                                                                   664                 690
         Provision for losses on accounts receivable                                                     165                 165
         Provision for estimated returns                                                              (2,434)             (1,070)
    Change in assets and liabilities:
         Accounts receivable                                                                          (2,910)              3,826
         Other accounts and notes receivable                                                             340                (713)
         Inventories                                                                                   1,058               1,348
         Prepaid income taxes and income taxes payable                                                  (498)                142
         Prepaid items and other current assets                                                         (318)               (857)
         Accounts payable, accrued expenses and deferred liabilities                                  (2,614)                778
                                                                                               -------------       -------------
              Net cash (used in) provided by operating activities                                     (6,102)              5,460
                                                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                         (1,268)               (303)
         Purchase of investment                                                                         (270)                  -
                                                                                               -------------       -------------
              Net cash used in investing activities                                                   (1,538)               (303)
                                                                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal repayments of long-term debt                                                            -                 (96)
         Issuance of common stock                                                                         13                   5
                                                                                               -------------       -------------
              Net cash provided by (used in) financing activities                                         13                 (91)
                                                                                               -------------       -------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                      (7,627)              5,066
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      30,263              30,351
                                                                                               -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $      22,636       $      35,417
                                                                                               =============       =============

Supplemental disclosure of cash flow information:
         Interest paid                                                                         $         274       $         464
         Income taxes paid                                                                     $         795       $         615




See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen week periods ended April 30, 1999 and May 1, 1998. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 29, 1999 audited consolidated financial statements. The results of operations for the thirteen-week period ended April 30, 1999 are not necessarily indicative of the results for a full year.

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


NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands, except per ounce data):

                                                                         April 30,              January 29,
                                                                             1999                     1999
                                                                       -------------         --------------
                                                                        (Unaudited)

         Gold and other raw materials                                  $      2,104          $       2,401
         Manufacturing costs and other                                        9,541                 10,304
                                                                       ------------          -------------
         Jewelry inventories                                                 11,645                 12,705
         Tobacco inventories                                                  2,652                  2,541
         Other inventories                                                        2                    116
                                                                       ------------          -------------
                  Subtotal                                                   14,299                 15,362

         LIFO cost less than FIFO cost                                         (983)                  (988)
         Allowance for vendor advances                                         (680)                  (680)
                                                                       ------------          -------------
                                                                       $     12,636          $      13,694
                                                                       ============          =============

         Gold price per ounce                                          $     286.60          $      285.40
                                                                       ============          =============

         The Company values its jewelry inventories using the last-in, first-out
(LIFO) method. The Company values its tobacco and other inventories using the first-in, first-out (FIFO) method.

         The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 282,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until the consigned gold is purchased by the Company.

         At April 30, 1999 and January 29, 1999, the Company held approximately 188,100 and 199,100 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned-gold into finished jewelry products.

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

         The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio, and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract, and
(g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At April 30, 1999, the Company was in compliance with all of the requirements of its consignment agreements.

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

NOTE 3 - NOTES PAYABLE

         The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear interest at a rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of April 30, 1999 or January 29, 1999. No short-term advances were outstanding at April 30, 1999 or January 29, 1999. Stand-by letters of credit outstanding at April 30, 1999 and at January 29, 1999 totaled $1,500,000 and $1,500,000, respectively.

         Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At April 30, 1999, the Company was in compliance with all of the requirements of the revolving credit agreement.


NOTE 4 - SEGMENT INFORMATION

         The Company's operating structure includes two reportable operating segments: Jewelry and Cigar. The segments were determined based upon the types of products produced and markets served by each segment. The Jewelry Segment manufactures and distributes gold jewelry products to large retailers, including mass merchandisers, department stores and national jewelry chains. The Cigar Segment manufactures and distributes premium cigars to medium-to-small cigar retailers. Financial information regarding the Company's operating segments is shown below (dollars in thousands):

Quarter ended April 30, 1999                                  Jewelry               Cigar           Consolidated
----------------------------                       ------------------    ----------------      -----------------

Net sales                                          $           38,958    $            319      $          39,277
Operating income (loss)                                         1,404                (367)                 1,037
Interest expense                                                  294                   1                    295
Depreciation and amortization expense                             613                  51                    664
Income (loss) before taxes                                      1,110                (368)                   742
Provision (benefit) for income taxes                              444                (147)                   297
Net income (loss)                                                 666                (221)                   445
Identifiable operating assets                                  83,946               4,223                 88,169

Quarter ended May 1, 1998                                     Jewelry               Cigar           Consolidated
-------------------------                          ------------------    ----------------      -----------------
Net sales                                          $           42,351    $            126      $          42,477
Operating income (loss)                                         2,715                (407)                 2,308
Interest expense                                                  421                   -                    421
Depreciation and amortization expense                             690                   -                    690
Income (loss) before taxes                                      2,294                (407)                 1,887
Provision (benefit) for income taxes                              895                (159)                   736
Net income (loss)                                               1,399                (248)                 1,151
Identifiable operating assets                                  84,343               4,302                 88,645


NOTE 5 - NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which is likely required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, SFAS 133 defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company has not yet determined what the effect of adoption of SFAS 133 will be on the earnings and financial position of the Company.

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


                                                                      As a Percentage of Net Sales
                                                                    ------------------------------
                                                                          Thirteen Weeks Ended
                                                                     April 30,               May 1,
                                                                         1999                 1998
                                                                     --------           ----------

Net sales                                                               100.0%               100.0%
Cost of goods sold                                                       77.6                 77.8
                                                                     --------           ----------
Gross profit                                                             22.4                 22.2
Selling, general and administrative,
 and other expenses                                                      19.7                 16.8
                                                                     --------           ----------
Operating income                                                          2.7                  5.4
Interest expense                                                          0.8                  1.0
                                                                     --------           ----------
Income before income taxes                                                1.9                  4.4
Provision for income taxes                                                0.8                  1.7
                                                                     --------           ----------
Net income                                                                1.1%                 2.7%
                                                                     ========           ==========


THIRTEEN WEEKS ENDED APRIL 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1998

         Net sales for the thirteen weeks ended April 30, 1999 decreased by $3.2 million, or 7.5%, from the comparable period of the prior year. The Company attributes this decrease to a decline in sales prices due to a reduction in the average market price of gold. The Company also attributes this decrease to aggressive post-holiday season inventory restocking among retailers during the first quarter of fiscal 1999 that was not repeated during the current quarter.

         Gross profit for the thirteen-week period ended April 30, 1999 decreased by $668,000 or 7.1%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 22.2% for the thirteen-week period ended May 1, 1998 to 22.4% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on the cost of goods sold, the gross margin for the thirteen-week periods ended April 30, 1999 and May 1, 1998 would have been 22.3% and 21.8% of sales, respectively. The gold prices used to cost inventory at January 29, 1999, April 30, 1999, January 30, 1998 and May 1, 1998, were $285.40, $286.60, $304.85 and
$306.90, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the thirteen weeks ended April 30, 1999, increased by $603,000, or 8.4%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 16.8% in the thirteen weeks ended May 1, 1998 to 19.7% in the thirteen weeks ended April 30, 1999. The increase in the dollar amount of selling, general and administrative, and other expenses is primarily attributable to increased selling and product expenses of $232,000, increased personnel costs of $187,000, and decrease in other income of $224,000. The increase in selling and product expenses results primarily from expanded cooperative advertising agreements with certain customers. Personnel costs have risen due to increased headcount.

Selling, general and administrative, and other expenses for the Company's cigar operations were $456,000 and $316,00 for the quarters ended April 30, 1999 and May 1, 1998, respectively.

         The effective tax rate in the thirteen weeks ended April 30, 1999 was 40.0% as compared to 39.0% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program, and borrowings under its revolving credit facilities. A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 282,000 ounces at April 30, 1999 and is subject to fluctuations based on changes in the market value of gold. As of April 30, 1999, the Company held approximately 188,100 ounces of gold on consignment.

         The Company has a $10 million revolving credit facility with Bank of America NT & SA, which expires August 1, 2000. Available borrowings may not exceed the lessor of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility.

         For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Condensed Consolidated Financial Statements.

         Net accounts receivable increased from $19.5 million at January 29, 1999 to $24.7 million at April 30, 1999. The increase in net accounts receivable results primarily from a temporary change in payment terms granted to the Company's largest customer. The allowance for returns and doubtful accounts decreased from $11.8 million at January 29, 1999 to $9.4 million at April 30, 1999. The decrease in the amount of the allowance at April 30, 1999 is primarily attributable to seasonal adjustments in the reserve for returns.

         Total inventories decreased from $13.7 million at January 29, 1999 to $12.6 million at April 30, 1999. The decrease is primarily attributable to decrease in the Company's jewelry inventories during the period. At April 30, 1999, a substantial portion of the gold included in the Company's finished goods and work-in-process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable decreased from $8.2 million at January 29, 1999 to $6.9 million at April 30, 1999. This decrease is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $7.8 million at January 29, 1999 to $6.5 million at April 30, 1999. This decrease is primarily due to the payment of payroll liabilities and decrease in advertising accruals.

         The Company expects to incur capital expenditures of $1.3 million during the balance of fiscal 2000, principally for the acquisition of manufacturing and computer equipment, and upgrade of the Company's primary business application software. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.


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

         During fiscal 1999, the Company completed its assessment of the potential impact of the Year 2000 issue on the Company's internal computerized information systems. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to become Year 2000 compliant. In fiscal 1999, the Company began upgrading its primary business application software to the latest version, which is Year 2000 compliant. The Company expects to complete this conversion during the third quarter of fiscal year 2000. The Company's distribution and electronic data interchange software applications and equipment are already Year 2000 compliant. All remaining business applications will be upgraded or replaced by the end of the second quarter of fiscal 2000. In addition, the Company's non-information technology systems and equipment, such as its security and communications systems, are already Year 2000 compliant or are currently being upgraded or replaced.

         The total estimated cost of the Company's Year 2000 compliance is $300,000, of which $175,000 was expended through April 30, 1999. The cost of the Year 2000 project is being expensed as incurred and is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources. The estimated cost of implementing the Company's primary business software upgrade is approximately $1.5 million and is not included in the Year 2000 project cost estimate. The software upgrade was initiated to meet future business and industry requirements and the related cost will be capitalized in accordance with generally accepted accounting principles. The costs associated with the Company's Year 2000 compliance efforts and software upgrade are being funded with cash flows from operations.

         The Company has begun examining its relationships with certain key customers and suppliers to determine the extent to which the Company is vulnerable to failure of those third parties to address their own Year 2000 issues. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company does not currently have any formal information concerning the Year 2000 compliance of its customers but has received indications that its larger customers are working on Year 2000 compliance. If a significant portion of the Company's customers do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected. Management does not believe that the Company's relationship with any individual inventory supplier is material to the Company's operations and therefore, does not believe that the failure of any inventory vendor to be Year 2000 compliant would have a material adverse effect on the Company.

         To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will develop such contingency plans based upon the results of its primary business software conversion and final assessment of risks associated with third parties. The major efforts related to contingency planning are expected to occur in the second half of fiscal 2000.

         The discussion of the Company's efforts, and management expectations, relating to Year 2000 compliance are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The cost of the project and the date by which the Company plans to complete its Year 2000 compliance efforts are based on management's estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of personnel trained in this area, third party modification plans, and other factors, each of which is subject to uncertainty. There can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates.

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




OROAMERICA, INC.



Date:    June 10, 1999            By:   SHIU SHAO
         -------------                  ---------------------------------------
                                        SHIU SHAO, Chief Operating Officer,
                                        Chief Financial Officer, Vice President
                                        and Director



Date:    June 10, 1999            By:   BETTY SOU
         -------------                  ---------------------------------------
                                        BETTY SOU, Controller