Form 10-Q
period 1999-07-30
OROAMERICA INC
filed 1999-09-13
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 30, 1999.
                                                 -------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______.

     Commission File Number 0-21862
                            -------

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

(818) 848-5555
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                    SHARES OUTSTANDING AS OF
         CLASS                                          September 8, 1999
         -----                                      ------------------------
         Common Stock, $.001 par value                   6,035,878

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED JULY 30, 1999


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                      PAGE
         Item 1.  Financial Statements
                  Consolidated Balance Sheets .................................       1
                  Consolidated Statements of Income ...........................       2
                  Consolidated Statements of Cash Flows........................       3
                  Notes to Consolidated Financial Statements  .................     4 - 8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................     9 -14

PART II - OTHER INFORMATION

         Items 1 through 3.  Not Applicable

         Item 4.  Submission of Matters to a Vote of Security Holders..........      15

         Item 5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K.............................      15

SIGNATURES ....................................................................      16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                   JULY 30,       JANUARY 29,
                                                                                     1999            1999
                                                                                   --------       ----------
ASSETS                                                                            (Unaudited)
Current assets:
  Cash and cash equivalents                                                        $ 24,089        $ 30,263
  Accounts receivable less allowance for returns
    and doubtful accounts of $8,362 and $11,797                                      11,810          19,454
  Other accounts and notes receivable                                                   346             969
  Inventories (Note 2)                                                               18,123          13,694
  Deferred income taxes                                                               3,205           3,205
  Prepaid income taxes                                                                  730              --
  Prepaid items and other current assets                                              1,055             788
                                                                                   --------        --------
Total current assets                                                                 59,358          68,373

Property and equipment, net                                                          13,378          11,342
Goodwill and other intangible assets, net                                             5,266           5,532
Patents, net                                                                          4,442           4,687
Other assets                                                                            439             169
                                                                                   --------        --------
                                                                                   $ 82,883        $ 90,103
                                                                                   ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                                 $  4,295        $  8,165
  Income taxes payable                                                                1,430           1,660
  Accrued expenses                                                                    6,654           7,821
                                                                                   --------        --------
     Current and total liabilities                                                   12,379          17,646
                                                                                   --------        --------
Stockholders' equity:
  Preferred stock,  500,000 shares authorized, $.001 par value;
     none issued and outstanding                                                         --              --
  Common stock, 10,000,000 shares authorized, $.001 par value; 6,368,878 and
     6,366,378 shares issued and outstanding
     at July 30, 1999 and January 29, 1999, respectively                                  6               6
  Paid-in capital                                                                    43,564          43,551
  Note receivable from stock sales                                                     (190)           (190)
  Treasury stock, 300,000 and 95,000 shares at July 30, 1999
     and January 29, 1999, respectively (Note 5)                                     (2,340)           (576)
  Retained earnings                                                                  29,464          29,666
                                                                                   --------        --------
     Total stockholders' equity                                                      70,504          72,457
                                                                                   --------        --------
                                                                                   $ 82,883        $ 90,103
                                                                                   ========        ========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  PERIODS ENDED JULY 30, 1999 AND JULY 31, 1998
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


                                                               FOR THE                             FOR THE
                                                        THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                    -----------------------------       -----------------------------
                                                     JULY 30,           JULY 31,         JULY 30,           JULY 31,
                                                       1999               1998             1999               1998
                                                    -----------        ----------       -----------        ----------
Net sales                                           $    30,091        $   29,433       $    69,368        $   71,910

Cost of goods sold, exclusive of depreciation            22,087            22,505            52,584            55,534
                                                    -----------        ----------       -----------        ----------

  Gross profit                                            8,004             6,928            16,784            16,376

Selling, general and administrative expenses,
  and other expenses                                      8,787             6,621            16,530            13,761
                                                    -----------        ----------       -----------        ----------

Operating (loss) income                                    (783)              307               254             2,615

Interest expense                                            295               306               590               727
                                                    -----------        ----------       -----------        ----------

(Loss) income before income taxes                        (1,078)                1              (336)            1,888

(Benefit) provision for income taxes                       (431)               --              (134)              736
                                                    -----------        ----------       -----------        ----------

Net (loss) income                                   $      (647)       $        1       $      (202)       $    1,152
                                                    ===========        ==========       ===========        ==========

Basic net (loss) income per share (Note 1)          $     (0.11)       $     0.00       $     (0.04)       $     0.18
                                                    ===========        ==========       ===========        ==========
Diluted net (loss) income per share (Note 1)        $     (0.11)       $     0.00       $     (0.04)       $     0.18
                                                    ===========        ==========       ===========        ==========

Weighted average shares outstanding                   6,068,878         6,290,711         6,170,545         6,272,711
Dilutive effect of stock options                             --           100,657                --           100,657
                                                    -----------        ----------       -----------        ----------
Weighted average shares outstanding
  assuming dilution                                   6,068,878         6,391,368         6,170,545         6,373,368
                                                    ===========        ==========       ===========        ==========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                           Increase (Decrease) in Cash


                                                                                FOR THE
                                                                         TWENTY-SIX WEEKS ENDED
                                                                        ------------------------
                                                                        JULY 30,        JULY 31,
                                                                          1999            1998
                                                                        --------        --------
Cash flows from operating activities:
Net (loss) income                                                       $   (202)       $  1,152
  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                        1,423           1,238
      Provision for losses on accounts receivable                            330             330
      Provision for estimated returns                                     (3,430)         (2,914)
      Loss (gain) on disposal of property (Note 4)                           585             (40)
Change in assets and liabilities, net of effects from
  acquisition of a business:
      Accounts receivable                                                 10,844           9,207
      Other accounts and notes receivable                                    523            (885)
      Inventories                                                         (4,429)         (6,301)
      Prepaid income taxes and income taxes payable                         (960)           (924)
      Prepaid items and other current assets                                (267)           (390)
      Accounts payable, accrued expenses and deferred liabilities         (5,037)         (3,532)
                                                                        --------        --------
         Net cash used in operating activities                              (620)         (3,059)
                                                                        --------        --------

Cash flows from investing activities:
  Capital expenditures                                                    (3,543)         (1,098)
  Acquisition of a business                                                   --            (280)
  Purchase of an investment                                                 (270)             --
  Proceeds from sale of property                                              10              40
                                                                        --------        --------
         Net cash used in investing activities                            (3,803)         (1,338)
                                                                        --------        --------
Cash flows from financing activities:
  Gross borrowings under line-of-credit agreement                             --             400
  Repayment of borrowings under line-of-credit                                --            (400)
  Principal repayments of long-term debt                                      --          (2,518)
  Repurchase of treasury stock                                            (1,764)             --
  Issuance of common stock                                                    13             248
                                                                        --------        --------
         Net cash used in financing activities                            (1,751)         (2,270)
                                                                        --------        --------

Decrease in cash and cash equivalents                                     (6,174)         (6,667)
Cash and cash equivalents at beginning of period                          30,263          30,351
                                                                        --------        --------
Cash and cash equivalents at end of period                              $ 24,089        $ 23,684
                                                                        ========        ========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and twenty-six week periods ended July 30, 1999 and July 31, 1998. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 29, 1999 audited consolidated financial statements. The results of operations for the thirteen and twenty-six week periods ended July 30, 1999 are not necessarily indicative of the results for a full year.

Net income (loss) per share

         Basic net income (loss) per share excludes all dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the thirteen and twenty-six week periods ended July 30, 1999, the assumed exercise of stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted net loss per share. For the thirteen and twenty-six week periods ended July 31, 1998, diluted net income per share includes the dilutive effect of stock options.

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

         Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                For the Twenty-Six Weeks Ended
                                                ------------------------------
(in thousands)                                   July 30, 1999  July 31, 1998
------------------------------------------------------------------------------
Cash paid during the period for:
    Interest                                         $529          $  752
    Income taxes                                      826           1,696
Non-cash investing and financing activities
  Acquisition of a business:
      Fair value of assets acquired                  $ --          $  280
      Liabilities assumed                              --              --
                                                     --------------------
        Cash paid                                    $ --          $  280
                                                     ====================


NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands, except per ounce data):

                                             July 30,       January 29,
                                               1999            1999
                                             --------       -----------
                                            (Unaudited)
         Gold and other raw materials        $  3,519        $  2,401
         Manufacturing costs and other         12,304          10,304
                                             --------        --------
         Jewelry inventories                   15,823          12,705
         Tobacco inventories                    2,981           2,541
         Other inventories                         --             116
                                             --------        --------
             Subtotal                          18,804          15,362

         LIFO cost less than FIFO cost             (1)           (988)
         Allowance for vendor advances           (680)           (680)
                                             --------        --------
                                             $ 18,123        $ 13,694
                                             ========        ========

         Gold price per ounce                $ 255.60        $ 285.40
                                             ========        ========


            The Company values its jewelry inventories using the last-in, first-out (LIFO) method. The Company values its tobacco and other inventories using the first-in, first-out (FIFO) method.

         The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 276,900 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

         At July 30, 1999 and January 29, 1999, respectively, the Company held approximately 257,100 and 191,100 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

         The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) limit the repurchase of treasury stock, (e) prohibit the Company from engaging in mergers and acquisitions without prior approval, (f) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (g) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (h) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At July 30, 1999, the Company was in compliance with all of the requirements of its consignment agreements.

         The Company has encountered a number of disputes with its former Indonesian partner. In connection with this, the Company has been prevented access to its Indonesian tobacco inventories, which approximate $1.4 million at July 30, 1999. The Company is focused on resolving these disputes and does not anticipate any material impact on the results of operations, financial position or cash flows from the ultimate resolution of these disputes.

NOTE 3 - NOTES PAYABLE

         The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear interest at a rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of July 30, 1999 or January 29, 1999. No short-term advances were outstanding at July 30, 1999 or January 29, 1999. Stand-by letters of credit outstanding at July 30, 1999 and at January 29, 1999 totaled $1,500,000 and 1,500,000, respectively.

         Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At July 30, 1999, the Company was in compliance with all of the requirements of the revolving credit agreement.

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

Twenty-six weeks ended July 30, 1999        Jewelry      Cigar     Consolidated
------------------------------------        -------     -------    ------------
Net sales                                   $68,493     $   875      $ 69,368
Operating income (loss)                       1,422      (1,168)          254
Interest expense                                589           1           590
Depreciation and amortization expense         1,332          91         1,423
Income (loss) before taxes                      833      (1,169)         (336)
Provision (benefit) for income taxes            334        (468)         (134)
Net income (loss)                               499        (701)         (202)
Identifiable operating assets                79,223       3,660        82,883


Twenty-six weeks ended July 31, 1998        Jewelry      Cigar     Consolidated
------------------------------------        -------     -------    ------------
Net sales                                   $71,671     $   239      $ 71,910
Operating income (loss)                       3,464        (849)        2,615
Interest expense                                727          --           727
Depreciation and amortization expense         1,238          --         1,238
Income (loss) before taxes                    2,737        (849)        1,888
Provision (benefit) for income taxes          1,067        (331)          736
Net income (loss)                             1,670        (518)        1,152
Identifiable operating assets                77,074       5,085        82,159

In June 1999 the Cigar segment closed it flagship Cigar store located in Beverly Hills, California. The Company wrote off approximately $585,000 of leasehold improvements and other property in connection with this closure.

NOTE 5 - STOCK REPURCHASE PROGRAM

         In fiscal 1999, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. In June 1999, the Company's Board of Directors authorized the repurchase of an additional 300,000 shares of the Company's common stock. During the twenty-six weeks ended July 30, 1999, the Company repurchased 205,000 shares for an aggregate price of approximately $1.8 million.

NOTE 6 - NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, SFAS 133 defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company has not yet determined what the effect of adoption of SFAS 133 will be on the earnings and financial position of the Company.

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

                                                     AS A PERCENTAGE OF NET SALES
                                                     ----------------------------
                                            THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                            JULY 30,      JULY 31,     JULY 30,      JULY 31,
                                             1999          1998         1999          1998
                                             -----         -----        -----         -----
Net sales                                    100.0%        100.0%       100.0%        100.0%
Cost of goods sold                            73.4          76.5         75.8          77.2
                                             -----         -----        -----         -----
Gross profit                                  26.6          23.5         24.2          22.8
Selling, general and administrative,
  and other expenses                          29.2          22.5         23.8          19.2
                                             -----         -----        -----         -----
Operating (loss) income                       (2.6)          1.0          0.4           3.6
Interest expense                               1.0           1.0          0.9           1.0
                                             -----         -----        -----         -----
(Loss) income before income taxes             (3.6)           --         (0.5)          2.6
(Benefit) provision for income taxes          (1.4)           --         (0.2)          1.0
                                             -----         -----        -----         -----
Net (loss) income                             (2.2)%          --%        (0.3)%         1.6%
                                             =====         =====        =====         =====


THIRTEEN WEEKS ENDED JULY 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED JULY 31,
1998.

         Net sales for the thirteen weeks ended July 30, 1999 increased by $658,000, or 2.2%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of gold jewelry (by weight) sold and offset by decreases in sales prices due to a reduction in the average market price of gold.

         Gross profit for the thirteen weeks ended July 30, 1999 increased by $1.1 million, or 15.5%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 23.5% for the thirteen weeks ended July 31, 1998, to 26.6% for the current period. In the thirteen weeks ended July 30, 1999, there was a decrease in cost of sales of $703,000, which was attributable to a LIFO reserve adjustment of $982,000 offset by a $279,000 decrease in the carrying value of inventory due to gold price fluctuations. In the thirteen weeks ended July 31, 1998, there was a decrease in the cost of sales of $201,000, which was attributable to a LIFO reserve adjustment of $554,000 offset by a $353,000 decrease in the carrying value of inventory due to gold price fluctuations. Absent these factors, the gross profit margin in the thirteen weeks ended July 30, 1999 and July 31, 1998 would have been 24.3% and 22.9%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at July 30, 1999, April 30, 1999, July 31, 1998, and May 1, 1998 were $255.60, $286.60,
$288.85, and $306.90, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the thirteen weeks ended July 30, 1999 increased by $2.2 million, or 32.7%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative, and other expenses is primarily attributable to increased personnel costs of $291,000, increased selling and product expense of $683,000, and a decrease in other income of $882,000. Personnel costs have risen due to increased headcount. The increase in selling and product expenses results primarily from expanded cooperative advertising agreements with certain customers. Personnel and advertising expenses have increased due to more extensive customer support services required to service existing customers. Other income decreased primarily due to the $585,000 write-off of net assets related to the Company's Beverly Hills Cigar store, which was closed at the end of June 1999. Selling, general and administrative, and other expenses for the Company's Cigar operations were $1.1 million and $322,000 for the quarters ended July 30, 1999 and July 31, 1998, respectively.

         Interest expense for the thirteen weeks ended July 30, 1999 decreased approximately $11,000, or 3.6%, from the comparable period of the prior year. Interest expense declined due to reduced borrowings under mortgage and gold consignment agreements.

         The effective tax rate in the thirteen weeks ended June 30, 1999 was a 40% tax rate benefit as compared to a 39% tax expense rate in the comparable period of the prior year.

TWENTY-SIX WEEKS ENDED JULY 30, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1998.

         Net sales for the twenty-six weeks ended July 30, 1999 decreased by $2.5 million, or 3.5%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold and to decreases in sales prices due to a reduction in the average market price of gold.

         Gross profit for the twenty-six weeks ended July 30, 1999 increased by $408,000, or 2.5%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 22.8% for the twenty-six weeks ended July 31, 1998, to 24.2% for the current period. In the twenty-six weeks ended July 30, 1999, there was a decrease in cost of sales of $818,000, which was attributable to a LIFO reserve adjustment of $987,000, offset by a $169,000 decrease in the carrying value of inventory due to gold price fluctuations. In the twenty-six weeks ended July 31, 1998, there was a decrease in the cost of sales of $443,000, which was attributable to a LIFO reserve adjustment of $756,000 offset by a $313,000 decrease in the carrying value of inventory due to gold price fluctuations. Absent these factors, the gross profit margin in the twenty-six week periods ended June 30, 1999 and July 31, 1998 would have been 23.0% and 22.2%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at July 30, 1999, January 29, 1999, July 31, 1998, and January 30, 1998 were $255.60,
$285.40, $288.85, and $304.85, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the twenty-six weeks ended July 30, 1999 increased by $2.8 million, or 20.1%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative, and other expenses is primarily attributable to increased selling and product expense of $915,000 million, increased personnel costs of $478,000 million and a decrease in other income of $1.1 million. Personnel costs have risen due to increased headcount. The increase in selling and product expenses results primarily from expanded cooperative advertising agreements with certain customers. Personnel and advertising expenses have increased due to more extensive customer support services required to service existing customers. Other income has decreased due to the $585,000 write-off of net assets related to the closure of the Company's Beverly Hills Cigar store and to non-recurring miscellaneous income. Selling, general and administrative, and other expenses for the Company's Cigar operations were $1.6 million and $638,000 for the twenty-six week periods ended July 30, 1999 and July 31, 1998, respectively.

         Interest expense for the twenty-six weeks ended July 30, 1999 decreased approximately $137,000, or 18.8%, from the comparable period of the prior year. Interest expense declined due to reduced borrowings under mortgage and gold consignment agreements.

         The effective tax rate in the twenty-six weeks ended July 30, 1999 was a 40% tax rate benefit compared to a 39% tax expense rate in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

         A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 276,900 ounces at July 30, 1999 and is subject to fluctuations based on changes in the market value of gold. At July 30, 1999, the Company held approximately 257,100 ounces of gold on consignment.

         The Company has a $10 million revolving credit facility with Bank of America NT & SA, which expires August 1, 2000. Available borrowings may not exceed the lessor of $10 million or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility.

         For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Consolidated Financial Statements and the Company's January 29, 1999 audited consolidated financial statements.

         Net accounts receivable decreased from $19.5 million at January 29, 1999 to $11.8 million at July 30, 1999. The decrease in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $11.8 million at January 29, 1999 to $8.4 million at July 30, 1999. The decrease in the amount of the allowance at July 30, 1999 is primarily attributable to seasonal adjustments in the reserve for returns.

         Inventories increased from $13.7 million at January 29, 1999 to $18.1 million at July 30, 1999. This increase is primarily attributable to the seasonal build up of jewelry inventories of approximately $3.1 million. At July 30, 1999, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable decreased from $8.2 million at January 29, 1999 to $4.3 million at July 30, 1999. This decrease is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses decreased from $7.8 million at January 29, 1999 to $6.7 million at July 30, 1999. This decrease is primarily due to the payment of payroll liabilities and decrease in advertising accruals.

         The Company expects to incur capital expenditures of $1.0 million during the balance of fiscal 2000, principally for the acquisition of manufacturing facilities and equipment, and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

         During fiscal 1999, the Company completed its assessment of the potential impact of the Year 2000 issue on the Company's internal computerized information systems. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to become Year 2000 compliant. In fiscal 1999, the Company began upgrading its primary business application software to the latest version, which is Year 2000 compliant. The Company completed this conversion during August 1999. The Company's distribution and electronic data interchange software applications and equipment are Year 2000 compliant. All remaining business applications were upgraded or replaced by the end of the second quarter of fiscal 2000. In addition, the Company's non-information technology systems and equipment, such as its security and communications systems, are already Year 2000 compliant or are currently being upgraded or replaced.

         The total estimated cost of the Company's Year 2000 compliance is $300,000, of which $175,000 was expended through July 30, 1999. The cost of the Year 2000 project is being expensed as incurred and is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources. The cost of implementing the Company's primary business software upgrade totals $1.5 million and is not included in the Year 2000 project cost estimate. The software upgrade was initiated to meet future business and industry requirements and the related cost will be capitalized in accordance with generally accepted accounting principles. The costs associated with the Company's Year 2000 compliance efforts and software upgrade are being funded with cash flows from operations.

         The Company is examining its relationships with certain key customers and suppliers to determine the extent to which the Company is vulnerable to failure of those third parties to address their own Year 2000 issues. Year 2000 interruptions in customers' operations could result in reduced sales, increased inventory or receivable levels and cash flow reductions. The Company does not currently have any formal information concerning the Year 2000 compliance of its customers but has received indications that its larger customers are working on Year 2000 compliance. If a significant portion of the Company's customers do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected. Management does not believe that the Company's relationship with any individual inventory supplier is material to the Company's operations and therefore, does not believe that the failure of any inventory vendor to be Year 2000 compliant would have a material adverse effect on the Company.

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

PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 14, 1999. At the Annual Meeting, Guy Benhamou, David Rousso, Bertram K. Massing, Ronald A. Katz and Shiu Shao were elected as directors of the Company. Of the 5,878,431 shares of common stock represented in person or by proxy at the Annual Meeting, Messrs. Benhamou, Rousso, Katz, and Shao each received 5,741,241 votes in favor of election. Mr. Massing received 5,615,541 in favor of election.

         At the Annual Meeting, Stockholders approved the proposal to amend the OroAmerica, Inc. 1998 Incentive Stock Option Plan to (a) permit the grant of stock options with exercise prices lower than the current market price on the date of grant and (b) increase the number of shares subject to stock options that may be granted to any individual during a calendar year from 50,000 to 100,000. This proposal received 5,041,991 votes for approval and 833,010 votes against approval, with 3,430 votes abstaining.

         At the Annual meeting, Stockholders approved the proposal to amend the 1994 Chief Executive Officer Bonus Plan to change the bonus formula under such plan. This proposal received 5,287,032 votes for approval and 575,372 votes against approval, with 16,027 votes abstaining.

         At the Annual Meeting, the stockholders also approved the proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for fiscal 2000, such proposal receiving 5,874,147 votes for approval and 4,284 votes against approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27       Financial Data Schedule.

(b)      Reports on Form 8-K:

         On July 20, 1999, the Company filed a report on Form 8-K disclosing, under Item 5, that OroAmerica, Inc. had issued a press release on July 16, 1999, announcing that the Company's Board of Directors had approved the repurchase of up to an additional 300,000 shares of the Company's outstanding common stock.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



OROAMERICA, INC.



Date:  September 8, 1999                By:  SHIU SHAO
       -----------------                     ----------------------------------
                                             SHIU SHAO,
                                             Director,
                                             Chief Operating Officer,
                                             Chief Financial Officer,
                                             and Vice President



Date:  September 8, 1999                By:  BETTY SOU
       -----------------                     ----------------------------------
                                             BETTY SOU, Controller