Form 10-Q
period 1999-10-29
OROAMERICA INC
filed 1999-12-13
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended October 29, 1999.
                                                -----------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from ______________ to
    ________________.

    Commission File Number  0-21862
                            -------

                                OROAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        94-2385342
--------                                        ------------------------------
(State or other jurisdiction                    (I.R.S. Employer Identification
of incorporation or organization)               No.)

443 North Varney Street, Burbank, California    91502
--------------------------------------------    ----------
(Address of principal executive offices)        (Zip Code)

(818) 848-5555
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                              SHARES OUTSTANDING AS OF
    CLASS                                         December 8, 1999
    -----                                     ------------------------
    Common Stock, $.001 par value                    5,858,048

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                         QUARTER ENDED OCTOBER 29, 1999


                                TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                                             PAGE

         Item 1.  Financial Statements
                  Consolidated Balance Sheets ............................................    1
                  Consolidated Statements of Income ......................................    2
                  Consolidated Statements of Cash Flows...................................    3
                  Notes to Consolidated Financial Statements .............................   4-8

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.....................................   9-14


PART II - OTHER INFORMATION

         Items 1 through 5. Not Applicable

         Item 6. Exhibits and Reports on Form 8-K.........................................   15

SIGNATURES................................................................................   16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                                        OCTOBER 29,             JANUARY 29,
                                                                                               1999                    1999
                                                                                     --------------            ------------
ASSETS                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                          $       12,790            $     30,263
  Accounts receivable less allowance for returns
    and doubtful accounts of $11,366 and $11,797                                             39,850                  19,454
  Other accounts and notes receivable                                                           691                     969
  Inventories (Notes 2 and 3)                                                                16,048                  13,694
  Deferred income taxes                                                                       3,205                   3,205
  Prepaid income taxes                                                                          730                       -
  Prepaid items and other current assets                                                        898                     788
                                                                                     --------------            ------------
    Total current assets                                                                     74,212                  68,373

Property and equipment, net (Note 5)                                                         14,335                  11,342
Goodwill and other intangible assets, net                                                     5,136                   5,532
Patents, net                                                                                  4,320                   4,687
Other assets (Note 3)                                                                         1,865                     169
                                                                                     --------------            ------------
                                                                                     $       99,868            $     90,103
                                                                                     ==============            ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable (Note 4)                                                             $        5,700            $          -
  Accounts payable                                                                            9,218                   8,165
  Income taxes payable                                                                        3,001                   1,660
  Accrued expenses                                                                           10,240                   7,821
                                                                                     --------------            ------------
     Current and total liabilities                                                           28,159                  17,646
                                                                                     --------------            ------------
Stockholders' equity:
  Preferred stock,  500,000 shares authorized, $.001 par value;
     none issued and outstanding                                                                  -                       -
  Common stock, 10,000,000 shares authorized, $.001 par value;
     6,368,878 and 6,366,378 shares issued at October 29, 1999
     and January 29, 1999, respectively                                                           6                       6
  Paid-in capital                                                                            43,564                  43,551
  Note receivable from stock sales                                                             (190)                   (190)
  Treasury stock, 510,830 and 95,000 shares at October 29, 1999
     and January 29, 1999, respectively (Note 6)                                             (3,841)                   (576)
  Retained earnings                                                                          32,170                  29,666
                                                                                     --------------            ------------
     Total stockholders' equity                                                              71,709                  72,457
                                                                                     --------------            ------------
                                                                                     $       99,868            $     90,103
                                                                                     ==============            ============

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               PERIODS ENDED OCTOBER 29, 1999 AND OCTOBER 30, 1998
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                         FOR THE                      FOR THE
                                                   THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                --------------------------    --------------------------
                                                OCTOBER 29,    OCTOBER 30,    OCTOBER 29,    OCTOBER 30,
                                                       1999           1998           1999           1998
                                                -----------    -----------    -----------    -----------
Net sales                                       $    57,436    $    54,561    $   126,804    $   126,470

Cost of goods sold, exclusive of depreciation        42,047         40,946         94,631         96,479
                                                -----------    -----------    -----------    -----------

      Gross profit                                   15,389         13,615         32,173         29,991

Selling, general and administrative expenses         10,616          8,903         27,087         23,710

Other income                                           (268)          (485)          (209)        (1,532)
                                                -----------    -----------    -----------    -----------

Operating income                                      5,041          5,197          5,295          7,813

Interest expense                                        746            405          1,335          1,132
                                                -----------    -----------    -----------    -----------

Income before income taxes                            4,295          4,792          3,960          6,681

Provision for income taxes                            1,590          1,869          1,456          2,606
                                                -----------    -----------    -----------    -----------

Net income                                      $     2,705    $     2,923    $     2,504    $     4,075
                                                ===========    ===========    ===========    ===========

Basic net income per share (Note 1)             $      0.46    $      0.46    $      0.41    $      0.65
                                                ===========    ===========    ===========    ===========
Diluted net income per share (Note 1)           $      0.46    $      0.46    $      0.41    $      0.64
                                                ===========    ===========    ===========    ===========

Weighted average shares outstanding               5,896,158      6,365,378      6,079,082      6,303,600
Dilutive effect of stock options                     30,047         46,334         29,297         46,334
                                                -----------    -----------    -----------    -----------
Weighted average shares outstanding
  assuming dilution                               5,926,205      6,411,712      6,108,379      6,349,934
                                                ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
                           Increase (Decrease) in Cash

                                                                                                 FOR THE
                                                                                         THIRTY-NINE WEEKS ENDED
                                                                                  -------------------------------------
                                                                                    OCTOBER 29,             OCTOBER 30,
                                                                                           1999                    1998
                                                                                  -------------------------------------
Cash flows from operating activities:
Net income                                                                        $       2,504          $        4,075
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                       2,232                   1,804
      Provision for losses on accounts receivable                                           137                     170
      Provision for estimated returns                                                      (152)                    678
      Loss (gain) on disposal of property                                                   602                     (40)
Change  in assets and liabilities, net of effects from acquisition of a business:
      Accounts receivable                                                               (20,281)                (21,644)
      Other accounts and notes receivable                                                   178                  (3,529)
      Inventories                                                                        (3,780)                   (939)
      Prepaid income taxes and income taxes payable                                         611                     828
      Prepaid items and other current assets                                               (110)                   (180)
      Accounts payable, accrued expenses and deferred liabilities                         3,472                     599
                                                                                  -------------         ---------------
         Net cash used in operating activities                                          (14,587)                (18,178)
                                                                                  -------------         ---------------
Cash flows from investing activities:
  Capital expenditures                                                                   (5,087)                 (1,903)
  Acquisitions, net of cash acquired                                                          -                  (2,241)
  Purchase of an investment                                                                (270)                      -
  Proceeds from sale of property                                                             23                      40
                                                                                  --------------         --------------
         Net cash used in investing activities                                           (5,334)                 (4,104)
                                                                                  --------------         --------------
Cash flows from financing activities:
  Gross borrowings under line-of-credit agreement                                         5,700                     400
  Repayment of borrowings under line-of-credit                                                -                    (400)
  Principal repayments of long-term debt                                                      -                  (2,557)
  Repurchase of treasury stock                                                           (3,265)                   (576)
  Issuance of common stock                                                                   13                     379
                                                                                  -------------         ---------------
         Net cash provided by (used in) financing activities                              2,448                  (2,754)
                                                                                  -------------         ---------------

Decrease in cash and cash equivalents                                                   (17,473)                (25,036)
Cash and cash equivalents at beginning of period                                         30,263                  30,351
                                                                                  -------------         ---------------
Cash and cash equivalents at end of period                                        $      12,790         $         5,315
                                                                                  =============         ===============


          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     The consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and thirty-nine week periods ended October 29, 1999 and October 30, 1998. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 29, 1999 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine week periods ended October 29, 1999 are not necessarily indicative of the results for a full year.

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

     Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                  For the Thirty-nine Weeks Ended
                                                -------------------------------------
 (in thousands)                                 October 29, 1999     October 30, 1998
-------------------------------------------------------------------------------------
Cash paid during the year for:
     Interest                                        $     1,017         $      1,086
     Income taxes                                            839                1,810
Non-cash investing and financing activities
     Insurance claim (Note 3)                        $     1,426         $          -
     Note receivable from stock sales                $         -         $        190
     Acquisition of a business:
         Fair value of assets acquired               $         -         $      2,241
         Liabilities assumed                                   -                    -
                                                     --------------------------------
     Cash paid                                       $         -         $      2,241
                                                     ================================


NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands, except per ounce data):

                                                                          October 29,               January 29,
                                                                                 1999                      1999
                                                                          -----------              ------------
                                                                          (Unaudited)
         Gold and other raw materials                                     $    1,068               $     2,401
         Manufacturing costs and other                                        14,984                    10,304
                                                                          ----------                ----------
         Jewelry inventories                                                  16,052                    12,705
         Tobacco inventories                                                   1,572                     2,541
         Other inventories                                                        -                        116
                                                                          ----------                ----------
                         Subtotal                                             17,624                    15,362

         LIFO cost less than FIFO cost                                          (896)                     (988)
         Allowance for vendor advances                                          (680)                     (680)
                                                                          ----------                ----------
                                                                          $   16,048                $   13,694
                                                                          ==========                ==========

         Gold price per ounce                                             $   299.10                $   285.40
                                                                          ==========                ==========


     The Company values its jewelry inventories using the last-in, first-out
(LIFO) method. The Company values its tobacco and other inventories using the first-in, first-out (FIFO) method.

     The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 335,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

     At October 29, 1999 and January 29, 1999, respectively, the Company held approximately 288,500 and 191,100 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

     The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements (a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) limit the repurchase of treasury stock, (e) prohibit the Company from engaging in mergers and acquisitions without prior approval, (f) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (g) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (h) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At October 29, 1999, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 - INSURANCE RECEIVABLE

     The Company has had a number of disputes with its former Indonesian partner as a result of which the Company has been denied access to its Indonesian tobacco inventories, which approximate $1.4 million at October 29, 1999. The Company has been unable to resolve these disputes and regain control of these inventories. The Company believes that this loss of inventory is fully covered by insurance. As a result, the Company has filed a claim under its insurance policy for recovery of the cost of the related inventories. Since the Company does not expect payment from its insurance carrier during the next twelve months, this insurance claim has been classified as a long-term receivable at October 29, 1999.

NOTE 4 - NOTES PAYABLE

     The Company has a revolving credit facility with Bank of America, NT & SA, which varies seasonally from $10.0 million to $20.0 million and expires August 1, 2000. Available borrowings may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear interest at a rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of October 29, 1999 or January 29, 1999. Short-term advances outstanding at October 29, 1999 and January 29, 1999 totaled $5.7 million and $0, respectively. Stand-by letters of credit outstanding at October 29, 1999 and at January 29, 1999 totaled $1.0 million and
1.5 million, respectively.

     Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At October 29, 1999, the Company was in compliance with all of the requirements of the revolving credit agreement.

NOTE 5 - SEGMENT INFORMATION

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



Thirty-nine weeks ended October 29, 1999         Jewelry               Cigar            Consolidated
-----------------------------------------      ---------            --------            ------------
Net sales                                      $ 125,450            $  1,354             $  126,804
Operating income (loss)                            7,141              (1,846)                 5,295
Interest expense                                   1,334                   1                  1,335
Depreciation and amortization expense              2,126                 106                  2,232
Income (loss) before taxes                         5,807              (1,847)                 3,960
Provision (benefit) for income taxes               2,139                (683)                 1,456
Net income (loss)                                  3,668              (1,164)                 2,504
Identifiable operating assets                     96,232               3,636                 99,868


Thirty-nine weeks ended October 30, 1998          Jewelry               Cigar          Consolidated
-----------------------------------------      ----------           ---------          ------------
Net sales                                       $ 125,925           $     545            $  126,470
Operating income (loss)                             9,026              (1,213)                7,813
Interest expense                                    1,131                   1                 1,132
Depreciation and amortization expense               1,804                   -                 1,804
Income (loss) before taxes                          7,895              (1,214)                6,681
Provision (benefit) for income taxes                3,079                (473)                2,606
Net income (loss)                                   4,816                (741)                4,075
Identifiable operating assets                      84,384               6,097                90,481

In June 1999 the Cigar segment closed it flagship Cigar store located in Beverly Hills, California. The Company wrote off approximately $585,000 of leasehold improvements and other property in connection with this closure.

NOTE 6 - STOCK REPURCHASE PROGRAM

     In fiscal 1999, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. In June 1999, the Company's Board of Directors authorized the repurchase of an additional 300,000 shares of the Company's common stock. During the thirty-nine weeks ended October 29, 1999, the Company repurchased 415,830 shares for an aggregate price of approximately $3.3 million. Future repurchases of the Company's stock will require approval from the Company's Board of Directors, gold consignors and revolving credit lender.

NOTE 7 - NEW ACCOUNTING STANDARDS

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

                                                       AS A PERCENTAGE OF NET SALES
                                                       ----------------------------
                                              THIRTEEN  WEEKS ENDED  THIRTY-NINE   WEEKS ENDED
                                           OCTOBER 29,  OCTOBER 30,  OCTOBER 29,   OCTOBER 30,
                                                  1999         1998         1999          1998
                                           -----------  -----------  -----------  -----------
Net sales                                       100.0%       100.0%       100.0%       100.0%
Cost of goods sold                               73.2         75.0         74.6         76.3
                                                -----        -----        -----        -----
Gross profit                                     26.8         25.0         25.4         23.7
Selling, general and administrative expenses     18.5         16.3         21.4         18.7
Other income                                     (0.5)        (0.9)        (0.2)        (1.2)
                                                -----        -----        -----        -----
Operating income                                  8.8          9.6          4.2          6.2
Interest expense                                  1.3          0.8          1.1          0.9
                                                -----        -----        -----        -----
Income before income taxes                        7.5          8.8          3.1          5.3
Provision for income taxes                        2.8          3.4          1.1          2.1
                                                -----        -----        -----        -----
Net income                                        4.7%         5.4%         2.0%         3.2%
                                                =====        =====        =====        =====


THIRTEEN WEEKS ENDED OCTOBER 29, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 1998.

     Net sales for the thirteen weeks ended October 29, 1999 increased by $2.9 million, or 5.3%, from the comparable period of the prior year. This increase was primarily attributable to an increase in the amount of gold jewelry (by weight) sold.

     Gross profit for the thirteen weeks ended October 29, 1999 increased by $1.8 million, or 13.0%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 25.0% for the thirteen weeks ended October 30, 1998, to 26.8% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on cost of goods sold, the gross profit margin in the thirteen weeks ended October 29, 1999 and October 30, 1998 would have been 28.3% and 25.5%, respectively. The increase on a comparable basis was due to reduced internal production costs and reduced costs for purchased finished and semi-finished products. The gold prices used to cost inventory at October 29, 1999, July 30, 1999, October 30, 1998, and July 31, 1998 were $299.10, $255.60, $292.30, and $288.85, respectively.

     Selling, general and administrative expenses for the thirteen weeks ended October 29, 1999 increased by $1.7 million, or 19.2%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative expenses is attributable to increased selling and product expense of $841,000, increased personnel costs of $392,000 and increased consulting, professional and outside service expenses of $433,000. The increase in selling and product expenses results primarily from expanded cooperative advertising agreements with certain customers. Personnel costs have risen due to increased headcount. Personnel and advertising expenses have increased due to expanded sales efforts related to existing customers and to increased product development activities. Consulting, professional and outside service expenses have increased due to legal expenses incurred in connection with the Company's insurance claim related to its Indonesian tobacco inventories. Selling, general and administrative expenses for the Company's Cigar operations were $887,000 and $509,000 for the quarters ended October 29, 1999 and October 30, 1998, respectively.

     Interest expense for the thirteen weeks ended October 29, 1999 increased approximately $341,000, or 84.2%, from the comparable period of the prior year. Interest expense increased due to increased consignment rates and expanded borrowings under the gold consignment agreements.

     The effective tax rate in the thirteen weeks ended October 29, 1999 was 37.0% as compared to 39.0% in the comparable period of the prior year.


THIRTY-NINE WEEKS ENDED OCTOBER 29, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1998.

     Net sales for the thirty-nine weeks ended October 29, 1999 increased by $334,000, or 0.26%, from the comparable period of the prior year.

     Gross profit for the thirty-nine weeks ended October 29, 1999 increased by $2.2 million, or 7.3%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 23.7% for the thirty-nine weeks ended October 30, 1998, to 25.4% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on cost of goods sold, the gross profit margin in the thirty-nine week periods ended October 29, 1999 and October 30, 1998 would have been 25.3% and 23.4%, respectively. The increase on a comparable basis was due to reduced internal production costs, reduced costs for purchased finished and semi-finished products, and changes in sales product mix. The gold prices used to cost inventory at October 29, 1999, January 29, 1999, October 30, 1998, and January 30, 1998 were $299.10, $285.40,
$292.30, and $304.85, respectively.

     Selling, general and administrative expenses for the thirty-nine weeks ended October 29, 1999 increased by $3.4 million, or 14.2%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative expenses is primarily attributable to increased selling and product expense of $1.7 million, increased personnel costs of $870,000, and increased consulting, professional and outside services expense of $413,000. The increase in selling and product expenses results primarily from expanded cooperative advertising agreements with certain customers. Personnel costs have risen due to increased headcount. Personnel and advertising expenses have increased due to expanded sales efforts related to existing customers, and to increased product development activities. Consulting, professional and outside service expenses have increased due to legal expenses incurred in connection with the Company's insurance claim related to its Indonesian tobacco inventories. Selling, general and administrative expenses for the Company's Cigar operations were $1.9 million and $1.1 million for the thirty-nine weeks ended October 29, 1999 and October 30, 1998, respectively.

     Other income for the thirty-nine weeks ended October 29, 1999 decreased by $1.3 million or 86.4% from the prior year. This decrease is primarily attributable to the $585,000 write-off of net assets related to the Company's Cigar store and to the absence in the current period of non-recurring miscellaneous income.

     Interest expense for the thirty-nine weeks ended October 29, 1999 increased approximately $203,000, or 17.9%, from the comparable period of the prior year. Interest expense increased due to increased consignment rates and expanded borrowings under the gold consignment agreements.

     The effective tax rate in the thirty-nine weeks ended October 29, 1999 was 37.0% compared to 39.0% in the comparable period of the prior year.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

     A substantial portion of the Company's gold supply needs has been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently range from approximately 2% to 5% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 335,000 ounces at October 29, 1999 and is subject to fluctuations based on changes in the market value of gold. At October 29, 1999, the Company held approximately 288,500 ounces of gold on consignment.

     The Company has a revolving credit facility with Bank of America, NT & SA, which varies seasonally from $10.0 million to $20.0 million and expires August 1, 2000. Available borrowings may not exceed the lesser of the credit line, as seasonally adjusted, or 80% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility.

     For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Consolidated Financial Statements and the Company's January 29, 1999, audited consolidated financial statements.

     Net accounts receivable increased from $19.5 million at January 29, 1999 to $39.9 million at October 29, 1999. The increase in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $11.8 million at January 29, 1999 to $11.4 million at October 29, 1999.

     Inventories increased from $13.7 million at January 29, 1999 to $16.0 million at October 29, 1999. This increase is primarily attributable to the build up of jewelry inventories of approximately $3.3 million offset by the decline in tobacco inventories of $970,000. At October 29, 1999, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

     Accounts payable increased from $8.2 million at January 29, 1999 to $9.2 million at October 29, 1999. This increase is primarily attributable to seasonal gold purchases and the timing of payments. Accrued expenses increased from $7.8 million at January 29, 1999 to $10.2 million at October 29, 1999. This increase is primarily due to an increase in accruals for advertising, warehouse allowances, interest and legal fees. These increases result from the related increased expense and the timing of payments thereon.

     The Company expects to incur capital expenditures of $2.0 million during the balance of fiscal 2000, principally for the acquisition of facilities, and manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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

     During fiscal 1999, the Company completed its assessment of the potential impact of the Year 2000 issue on the Company's internal computerized information systems. The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded or replaced to become Year 2000 compliant. In fiscal 1999, the Company began upgrading its primary business application software to the latest version, which is Year 2000 compliant. The Company completed this conversion during August 1999. The Company's distribution and electronic data interchange software applications and equipment are Year 2000 compliant. All remaining business applications were upgraded or replaced by the end of the second quarter of fiscal 2000. In addition, the Company's non-information technology systems and equipment, such as its security and communications systems, are already Year 2000 compliant or have been upgraded or replaced.

     The total estimated cost of the Company's Year 2000 compliance is $300,000, of which $175,000 was expended through October 29, 1999. The cost of the Year 2000 project is being expensed as incurred and is not expected to have a material adverse effect on the Company's results of operations, liquidity or capital resources. The cost of implementing the Company's primary business software upgrade totals $2.5 million and is not included in the Year 2000 project cost estimate. The software upgrade was initiated to meet future business and industry requirements and the related cost will be capitalized in accordance with generally accepted accounting principles. The costs associated with the Company's Year 2000 compliance efforts and software upgrade were funded with cash flows from operations.

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

     The Company's Year 2000 contingency plan is being developed to assure that key personnel including managerial, technical and support staff will be available to identify and rectify, as promptly as possible, any disruptions which may result from the date change on January 1, 2000 and subsequent processing of information. Based upon its current level of preparedness, including related contingency planning, the Company believes that it has minimized the possibility of significant disruption to its operations. However, there can be no guarantee that the Company will not be adversely impacted by the failure of the computer systems, products, services or other systems, especially third party systems, upon which the Company depends.

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


OROAMERICA, INC.



Date:    December 8, 1999         By:      SHIU SHAO
         ----------------                  ------------------------------------
                                           SHIU SHAO,
                                           Director,
                                           Chief Operating Officer,
                                           Chief Financial Officer,
                                           and Vice President




Date:    December 8, 1999         By:      BETTY SOU
         ----------------                  ------------------------------------
                                           BETTY SOU, Controller