Form 10-K405
period 2000-01-28
OROAMERICA INC
filed 2000-04-27
CIK 824435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended January 28, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to ____________________.

                         Commission file number 0-21862
                                                -------

                                OROAMERICA, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             94-2385342
         ---------                                            ----------
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

443 North Varney Street, Burbank, California                     91502
--------------------------------------------                     -----
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

         Yes    [X]        No
               ------         -------

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 20, 2000, computed by reference to the closing sales price as reported on The Nasdaq National Market on such date, was $14,124,425. In determining such market value, shares of Common Stock beneficially owned by each executive officer and director have been excluded.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                             Number of Shares Outstanding on April 20, 2000
---------                          ---------------------------------------------
Common Stock, $.001 par value                        5,858,048

                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 8, 2000.

ITEM 1.  BUSINESS

GENERAL

     Since its inception in 1977, OroAmerica, Inc. ("OroAmerica" or the "Company") has grown to become the largest manufacturer and distributor of karat gold jewelry in the United States. The Company offers its customers a large selection of jewelry styles, consistent product quality, and prompt delivery of product orders, and provides a wide range of specialized services. The Company's customers include mass merchandisers, discount stores, home shopping networks, catalog showrooms, warehouse clubs, and jewelry wholesalers and distributors. In fiscal 2000, sales were made to approximately 1,100 customers, and sales to the Company's ten largest customers accounted for approximately 62% of net sales.

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

     The Company operates a manufacturing plant at its Burbank, California, facilities where it makes a substantial portion of its products from semi-finished materials, gold bullion, and other raw materials. The Company also has three other manufacturing plants at which the Company manufactures rope chain and other karat gold jewelry products. These plants are located in South America and the Caribbean. The Company believes that its manufacturing capabilities better enable it to respond to customer requests for customized products, provide it with greater flexibility, and complement its outside sources of supply. The Company's manufacturing expertise and experience also enable it to better support and monitor the operations of its outside suppliers.

     During fiscal 1998, the Company launched a premium cigar business with the formation of CigarAmerica, Inc., a wholly owned subsidiary of the Company. In January 2000, the Company decided to discontinue its Cigar operating segment. Please see "CIGAR BUSINESS" below for additional information.

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

     The following table shows sales by product category as a percentage of total net sales of karat gold and sterling silver products for fiscal 2000, 1999, and 1998.


                                             January 28,               January 29,              January 30,
                                                2000                      1999                     1998
                                          ----------------          -----------------        ----------------
14 karat gold chains                           39.8%                     43.9%                     50.7%
14 karat gold non-chains products              28.2                      26.7                      22.9
10 karat gold jewelry(1)                       26.5                      22.2                      19.0
18 karat & 9 karat gold jewelry                 0.3                       0.8                       1.0
Sterling silver jewelry                         5.2                       6.4                       6.4
                                             --------                  --------                  -------
                                              100.0%                    100.0%                    100.0%
                                             ========                  ========                  =======

---------------
(1) Includes both chain and non-chain products

     The Company maintains a staff of designers at its Burbank facilities who work directly with the Company's senior officers and marketing personnel to create and develop new products meeting the needs and desires of the Company's customers. In addition, the Company's marketing and merchandising staff work closely with major customers to develop products that are sold exclusively by those customers.

     The Company's product line includes approximately 500 products that are a permanent part of its jewelry line. These products are traditionally designed karat gold chains and other jewelry products for which there has been consistent demand. The Company continually strives to update the balance of its product line with innovative, new styles. New styles primarily are introduced three times each year in connection with major trade shows and replace older styles whose performance has declined. The Company closely monitors sales of its new styles and promptly discontinues any styles which fail to achieve desired sales levels.

     The Company seeks to obtain proprietary protection for its products whenever possible. The Company's Silk Rope(R) (a line of rope chain that is manufactured from an increased number of thinner links as compared to a standard rope chain of comparable gauge and appearance) is manufactured using processes covered by a utility patent owned by the Company; this patent is due to expire in 2004. The Company's SupremeValue Rope(R) (a line of diamond-cut rope chains that is manufactured using hollow rather than solid gold links) is manufactured using processes covered by two utility patents that were purchased by the Company from an unaffiliated party in April 1994, and these patents are due to expire in 2009. The patents previously were utilized by the Company pursuant to the terms of a license agreement with the prior owner. The Company offers a line of diamond cut rope chain, light weight stampato bracelets, interior design hoop earrings, talking charms, religious charms, and collections of various diamond patterns and finishes. The Company is also expanding its selection by offering more gauges and lengths of rope chain.

     The Company expanded its line of karat gold jewelry products by acquiring Jerry Prince, Inc. ("JPI"), a San Diego-based jewelry company, in October 1997. JPI specializes in the design and distribution of fine gold jewelry, including necklaces, bracelets, pendants, charms, and other specialty precious metal jewelry items. In fiscal 1999, the Company expanded its line of gold earrings and necklaces by acquiring Eclipse Design, Inc. and Jene', karat gold jewelry businesses.

     The Company generally applies for copyrights covering the design of its charms and other selected products. During fiscal 2000, sales of products manufactured or marketed pursuant to patents, license agreements, copyrights and trademarks accounted for approximately 41.2% of the Company's net sales. See "Patents and Trademarks" below.

SALES AND MARKETING

     The Company's jewelry sales and marketing operations are divided into retail and wholesale divisions, with the retail division accounting for approximately 85% of the Company's total net sales. The marketing efforts of the Company's retail division are directed towards large retailers, such as mass merchandisers and discount stores, catalog showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs, and department stores. The wholesale division markets to jewelry wholesalers and distributors. The Company's marketing efforts emphasize maintaining and building upon the Company's relationships with existing customers.

     Providing exceptional customer service is an essential element of the Company's marketing program. The Company maintains an extensive inventory of finished goods which, when coupled with its manufacturing capabilities, enables it to rapidly fill customer orders. The Company's marketing efforts emphasize its ability to fill orders promptly and reliably.

     In addition to prompt and reliable order fulfillment, the Company offers a wide variety of customized customer support services designed to meet the individual needs of its customers. For many of the Company's retail customers, the Company prepackages, price tags, and bar codes individual pieces of jewelry, and then ships an assortment of many prepackaged items to individual retail locations. Other services provided to retail customers include advertising and merchandising support, point-of-sale displays, and training for sales employees. The Company also is able to provide to its customers computer-generated reports analyzing the customers' sales and information regarding market trends.

     In order to fill customer orders more quickly and efficiently, the Company uses an Electronic Data Interchange ("EDI") program with certain retail customers. Under this program, the Company electronically receives purchase orders from participating customers and electronically transmits to the customer order acknowledgements, invoices, and advance shipping notices. Certain large retailers require their vendors to utilize EDI programs. During fiscal 2000, approximately 78% of the Company's net sales were made pursuant to orders received through the EDI program.

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

     Marketing of the Company's products is conducted primarily from the Company's Burbank offices through its direct sales force, which includes sales personnel and customer service representatives. In addition, the Company maintains a showroom in New York City and a sales office in the Jewelry Mart area of Los Angeles, which serves small, wholesale customers. The Company also utilizes the services of independent sales representatives who market to retail customers and are compensated on a commission basis. The Company's products are promoted through the use of product catalogs and brochures, advertisements in trade publications, trade show exhibitions, and promotional events with retailers. The Company does not advertise its products directly to consumers.

     Prices are based in large part on the price of gold. Prices charged to individual customers may vary based on the services required by the customer. The Company protects itself from fluctuations in the price of gold between order dates and dates of sale by maintaining forward contracts for the purchase of gold in amounts and for periods of time that approximately correspond to the Company's obligations under such orders. If the market price of gold increases between the order date and the date of sale, the Company is able to offset the increase in the cost of the gold included in the products shipped to the customer by the gain resulting from the liquidation of its position under the related forward contracts. To the extent the Company does not maintain appropriate forward contracts, the Company is exposed to the costs associated with a subsequent increase in the price of gold. The Company also protects itself from fluctuations in the price of gold through its consignment arrangements. See "Gold Consignment Arrangements".

     The Company accepts returns of products with defects in materials or workmanship. The Company also accepts returns of certain items, primarily from large retailers, in order to maintain customer goodwill and as part of promotional programs. Returns of products which are not defective generally are made as part of stock balancing transactions in which the returned products are replaced with products better suited to the customer's needs. In addition, the Company also makes sales on a consignment basis. In these consignment transactions, products are delivered to customers for more than 30 days under terms which permit the customer to defer paying for the products until they are sold to its customers. For further information regarding product returns, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

     While the Company sold products to approximately 1,100 customers in fiscal 2000, sales to the Company's ten largest customers accounted for approximately 62% of net sales, and sales to the Company's 50 largest customers accounted for approximately 89% of net sales. During fiscal 2000, sales to Wal-Mart accounted for approximately 25.0% of net sales. No other customer accounted for more than 10% of net sales. The Company has no long-term contractual relationships with any of its customers.

MANUFACTURING AND PURCHASING

     The Company's products are acquired through three sources: (1) products manufactured by the Company from gold bullion and other raw materials; (2) products completed by the Company from materials ("semi-finished materials") partially fabricated by outside manufacturers; and (3) products purchased as finished goods. During fiscal 2000, the Company manufactured approximately 51% of its products from semi-finished materials and from gold bullion and other raw materials and purchased approximately 49% of its products as finished goods. The principal products manufactured by the Company from raw materials are cast jewelry, such as charms, rings, earrings and bracelets, and certain styles of rope chain. Semi-finished materials primarily consist of spools of rope chain in which the individual links have been woven and soldered by hand by outside manufacturers and at offshore manufacturing facilities operated by the Company.

     Jewelry manufacturing operations performed by the Company at its Burbank facilities include: combining pure gold with other metals to produce karat gold; manufacturing cast jewelry; fabricating links used in the manufacture of the Company's rope chains; manufacturing certain styles of rope chain through the use of specialized machinery; and finishing operations such as cutting chains to the desired length, attaching clasps, cleaning, polishing, and diamond cutting. The Company believes that its manufacturing capabilities better enable it to respond to requests for customized products, provide it with greater flexibility, and complement its outside sources of supply. The Company also believes that the expertise derived from its manufacturing operations better enables it to support and monitor the activities of its outside manufacturers.

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

     In order to reduce OroAmerica's reliance on outside manufacturers of its rope chain products, the Company manufactures rope chain at three facilities operated by the Company in South America and the Caribbean. In fiscal 2000, production from these facilities accounted for approximately 80% of the rope chain products sold by the Company. While the Company anticipates that its overseas manufacturing facilities will reduce its use of outside manufacturers for the production of rope chain products, the Company does not intend to consolidate the production of rope chain products at Company-operated facilities. Instead, the Company anticipates that it will continue to rely on the services of independent outside manufacturers for the production of a substantial portion of its rope chain products.

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

     During fiscal 2000, the Company purchased gold products from approximately 200 suppliers. The largest supplier accounted for approximately 9% of the Company's total purchases, and the ten largest suppliers accounted for approximately 39% of total purchases. Although a substantial portion of the Company's purchases are concentrated with a relatively small number of suppliers, the Company does not believe the loss of any supplier would have a material adverse effect on its business. Alternative sources of supply for the finished goods purchased by the Company are readily available. During recent years, the Company has increased its outside manufacturing sources and believes it could shift production to other manufacturers currently providing services to it and that other sources of supply would be available if the Company were to lose the services of any of these outside manufacturers. The Company also believes that the establishment of its own overseas manufacturing facilities for the production of rope chain products has served to lessen its reliance on the services provided by independent outside manufacturers. The Company has no long-term contractual relationships with any of its suppliers.

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

     The Company currently has in place agreements with several institutions that consign gold to the Company. Title to consigned gold, including consigned gold incorporated into finished products, remains with the consigning institution until the Company purchases the gold. This substantially insulates the Company from the risk of gold price fluctuation; however, during the period of consignment, the entire risk of loss or damage to the gold is borne by the Company.

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

     In addition to gold acquired through the consignment arrangements, the Company purchases gold from financial institutions in the form of gold bullion and from outside manufacturers and vendors in the form of semi-finished materials and finished goods. During fiscal 2000, the Company satisfied approximately 75% of its gold requirements through purchases under the consignment program and purchased the remaining 25% of its gold requirements from manufacturers and vendors. The value of the gold purchased by the

Company and held in inventory, as well as the value of the gold included in returned merchandise and other gold owned by the Company, is subject to fluctuation based on changes in the market value of gold. The Company does not engage in hedging transactions to protect against fluctuations in the market value of the gold owned by it. The Company's consignment agreements include provisions which generally limit both the fair market value and amount (by weight) of gold which the Company may hold under consignment. Based on the value of gold on March 24, 2000, the Company currently is able to hold an aggregate of approximately 335,000 ounces of gold under consignment; the actual amount of gold held by the Company under consignment on that date was approximately 205,600 ounces. The amount of gold, which the Company is able to acquire under consignment, is subject to fluctuations based on changes in the market value of gold. The consignment agreements contain covenants restricting the amount of consigned gold the Company may re-consign or otherwise have outside of its possession.

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

BACKLOG

     Substantially all of the Company's wholesale customers' orders are for immediate shipment and typically are shipped within two to four days of receipt. Orders from retailers typically have shipment dates which range from 24 hours to 90 days. The approximate aggregate dollar value of the Company's backlog at April 7, 2000 and April 7, 1999, was $6.3 million and $6.6 million, respectively. The Company expects that substantially all of the current backlog will be shipped during the next 90 days. Annual comparisons of backlog as of any given date are not necessarily indicative of sales trends, and the Company believes that backlog is not indicative of the Company's future results of operations.

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

     OroAmerica believes that competition is based primarily on product availability, timeliness of shipment, customer service, product quality, design, and price. The diverse distribution channels in which the Company markets its products frequently involve different competitive factors. The ability to provide customized special services is a particularly important competitive factor in sales to certain large retailers such as mass merchandisers, discount stores, and warehouse clubs. The Company dedicates substantial resources to meeting such customer requirements, which are subject to change on short notice. Product availability and the ability to offer consistent product quality at competitive prices tend to be the key competitive factors in sales to catalog showrooms and wholesale customers. Some of the Company's competitors may specialize in sales to particular distribution channels and may have relationships with customers in those distribution channels that make competition by the Company more difficult. The Company believes that recent consolidations at the retail level in the jewelry industry have increased the level of competition in the markets in which the Company competes.

INSURANCE

     The Company maintains primary all-risk insurance to cover thefts and damage to inventory and insurance on all goods in transit. Additional insurance coverage is provided by some of the Company's suppliers. The Company also maintains limited fidelity insurance which provides coverage against theft or embezzlement by employees of the Company or its suppliers.

     The Company has had a number of disputes with its former Indonesian partner. In connection with this, the Company was denied access to its Indonesian tobacco inventories, which approximated $1.4 million at October 29, 1999. The Company was unable to resolve these disputes and regain control of these inventories. As a result, the Company filed a claim under its insurance policy for recovery of the cost of the related inventories. The Company's insurance carrier paid the claim in full in January 2000.

PATENTS AND TRADEMARKS

     The Company manufactures two lines of diamond cut rope chain using processes covered by United States utility patents and manufactures a line of diamond cut rope chain under the terms of a license agreement with an unaffiliated party. The Company generally applies for copyrights for the designs of its charms and other selected products. In addition, the Company maintains and regularly seeks to register trademark applications for marks that it uses or intends to use on or in connection with certain of its selected jewelry products. The level of protection available to the Company for proprietary products, processes, designs, and trademarks varies depending on a number of factors, including the degree of originality and the distinctiveness of these intellectual properties. No assurance can be given that the Company's patents, copyrights, trademarks, and other proprietary rights will preclude competitors from developing substantially equivalent products. See "Jewelry Products."

EMPLOYEES

     At March 31, 2000, the Company employed 395 persons in the United States, of whom 222 were engaged in jewelry manufacturing and distribution operations, 116 were engaged in jewelry marketing, customer service, and merchandising, and 57 were engaged in management and administration. At that date, the Company also employed approximately 700 persons at its manufacturing facilities in South America and the Caribbean. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

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

CIGAR BUSINESS

     In April 1997, the Company launched its premium cigar business through its wholly owned subsidiary, CigarAmerica, Inc. The Company manufactured, distributed, and sold two core brands of cigars, including a line of premium cigars which retailed at prices between $3.00 and $10.00 per cigar and a line of super-premium cigars which retailed at prices of $20.00 and up per cigar. Both brands were sold to the mass market through wholesale distributors, tobacconists, and upscale stores.

     In order to promote the Company's super premium cigars, the Company leased a 1,300 square foot store on Rodeo Drive in Beverly Hills, California, where the Company operated a flagship cigar store. The store sold the Company's own brand of super premium cigars, as well as cigars manufactured by other companies. In June 1999, the Company closed is flagship Cigar store and wrote off approximately $585,000 of leasehold improvements and other property in connection with this closure. The Company has subleased the store to an unrelated third party through May 2002, the duration of the original lease.

     The Company had a number of disputes with its former Indonesian partner. In connection with this, the Company was prevented access to its Indonesian tobacco inventories, which approximated $1.4 million at October 29, 1999. The Company was unable to resolve these disputes and regain control of its Indonesian tobacco inventories. As a result, the Company filed a claim under its insurance policy for the recovery of the cost of the related inventories. The Company's insurance carrier paid the claim in full in January 2000.

     In January 2000, the Company decided to discontinue its Cigar operating segment. As a result, the Company's Cigar operations have been classified as discontinued operations for each of the three years ended January 28, 2000 in the consolidated financial statements included elsewhere herein. In January 2000, the Company recorded an estimated net loss on disposal of $1,176,000 or $0.19 per share. The loss includes the estimated future results of operations through January 2001, the estimated date of the closure. Major components of the loss on disposal include write down of inventory and property and equipment net of taxes, of $725,000 and $155,000, respectively. The loss represents management's best estimate of the amounts to be realized on the sale of the Company's cigar operations. However, the amounts the Company will ultimately realize on the sale of the Company's Cigar operations could differ materially from the amounts estimated.


FORWARD LOOKING STATEMENTS

     Certain sections of this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. There are risks and uncertainties that could cause future events and results to differ materially from those anticipated by the Company in the forward-looking statements included in this report. Among these risks and uncertainties are the following:

     - fluctuations in the price of gold;

     - changes in the demand for jewelry in general and gold jewelry in particular; changes in tastes and styles that may impact the demand for the Company's products or require changes in the Company's product mix;

     - increased competition in any of the Company's product lines;

     - any changes in the Company's ability to obtain gold under consignment or any material changes of the terms of the consignment agreements;

     - loss of any major customers;

     - loss of a material number of outside suppliers;

     - unexpected credit losses on receivables;

     - unexpected disappearance or loss of inventory;

     - increases in the rates of returns;

     - increases in customs duties, handling charges and freight;

     - failure to maintain appropriate forward contracts to hedge outstanding orders;

     - domestic and international political, military, regulatory and economic conditions that may impact the demand for gold or the availability of gold;

     - political, military, regulatory or economic conditions in the countries outside the United States in which the Company has manufacturing facilities or third party manufacturers; and

     - the Company's success in its ability to protect its patents, trademarks and copyrights

ITEM 2.  PROPERTIES

     The Company maintains manufacturing and administrative facilities in a 52,000 square foot building owned by the Company in Burbank, California. The Company currently utilizes approximately 20,000 square feet of this building as manufacturing space, approximately 25,000 square feet as distribution, warehouse, and storage space (including vaults), and approximately 7,000 square feet as administrative offices. The Company also owns a 15,000 square foot building, which is located in the vicinity of its current manufacturing facility. The Company currently utilizes approximately 8,000 square feet of this building as sales offices and approximately 7,000 square feet as administrative facilities. In February 1999, the Company purchased an 8,000 square foot building near its Burbank manufacturing facility which provides both office and warehouse space. In November 1999, the Company purchased a 23,000 square foot building near its Burbank manufacturing facility, which will provide office, distribution and warehouse space for new product development activities. The Company also owns two buildings adjacent to its manufacturing facility, with an aggregate of 3,000 square feet, which are used for storage space.

     The Company has begun to consider the possible sale of all of these buildings and the relocation and consolidation of all of the activities currently conducted there into a single large facility in the same general area of Burbank, California, where several suitable buildings are available for lease or purchase. Based on a preliminary analysis, the Company believes that it would achieve cost savings from such a consolidation and that it would be able to fund the costs involved, including the cost of any required improvements, from the proceeds of sale of its currently owned buildings.

     The Company also leases a sales office and showroom in New York City pursuant to a lease which expires in April 2004. The Company also leases a sales office and a purchasing office in the Jewelry Mart area of Los Angeles, pursuant to leases which expire in February 2001. The Company also owns a jewelry manufacturing facility and leases another in South America. The Company also leases a third manufacturing facility in the Caribbean.

     In connection with its discontinued cigar business, the Company is leasing a 29,600 square foot manufacturing facility in the Dominican Republic, pursuant to a lease which expires in June 2003. The Company is currently evaluating this facility for use in its jewelry operations. The Company also has leased a 1,300 square foot retail cigar shop in Beverly Hills, California, pursuant to a lease which expires in May 2002. The retail store has been subleased to a third party from January 2000 through May 2002.

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


SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS

The executive officers of the Company are as follows:


NAME                       AGE                            POSITION
----                       ---                            --------
Guy Benhamou               48               Chairman of the Board, President and
                                            Chief Executive Officer
Shiu Shao                  48               Chief Operating Officer, Chief Financial Officer,
                                            Vice President and Director
Claudia Hollingsworth      40               Senior Vice President - Sales
David Wu                   51               Senior Vice President - Manufacturing
Betty Sou                  43               Controller and Secretary
Colm Plunkett              38               Treasurer
Marc J. Kesten             38               General Counsel and Assistant Secretary

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

     The following table sets forth the range of the high and low sales prices for the fiscal periods indicated, as reported on the Nasdaq National Market. On April 20, 2000, there were 22 holders of record of the Common Stock.


YEAR ENDED JANUARY 28, 2000
                                                  HIGH              LOW
                                                  ----              ---
         First quarter                           $11.00            $8.06
         Second quarter                           $8.63            $6.81
         Third quarter                            $8.00            $6.63
         Fourth quarter                           $7.00            $6.00


YEAR ENDED JANUARY 29, 1999

         First quarter                           $11.63            $4.63
         Second quarter                          $13.63            $9.00
         Third quarter                           $11.25            $5.69
         Fourth quarter                          $11.63            $8.06


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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other selected data of the Company. The selected historical financial data in the table for the five years in the period ended January 28, 2000 are derived from the audited consolidated financial statements of the Company. The data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and other financial information included elsewhere herein.

                                OROAMERICA, INC.
                             SELECTED FINANCIAL DATA


For the fiscal years ended
(Dollars in thousands, except                  January 28,      January 29,       January 30,      January 31,       February 2,
per share and other data)                             2000             1999              1998             1997              1996
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $169,455         $169,212          $154,918         $173,877          $208,720
Cost of goods sold, exclusive
     of depreciation                               136,621          137,583           128,688          149,553           183,724
                                               ---------------------------------------------------------------------------------
Gross profit                                        32,834           31,629            26,230           24,324            24,996
Selling, general and administrative,
     and other expenses (1)                         21,237           18,251            12,318           17,564            20,673
                                               ---------------------------------------------------------------------------------
Operating income                                    11,597           13,378            13,912            6,760             4,323
Interest expense                                     2,240            1,530             1,894            2,885             3,423
                                               ---------------------------------------------------------------------------------
Income from continuing operations
     before income taxes                             9,357           11,848            12,018            3,875               900
Provision for income taxes                           3,464            4,383             4,687            1,685               554
                                               ---------------------------------------------------------------------------------
Net income from continuing operations                5,893            7,465             7,331            2,190               346
Loss from discontinued operations                   (2,521)          (1,011)             (653)               -                 -
                                               ---------------------------------------------------------------------------------
Net income                                          $3,372           $6,454            $6,678           $2,190              $346
                                               =================================================================================

Basic net income per share:
     Income from continuing operations              $0.98             $1.19            $1.17             $0.35             $0.06
     Loss from discontinued operations              (0.42)            (0.16)           (0.10)             -                  -
                                               ---------------------------------------------------------------------------------
     Net income per share                           $0.56             $1.03            $1.07             $0.35             $0.06
                                               =================================================================================

Diluted net income per share:
     Income from continuing operations              $0.97             $1.18            $1.16             $0.35             $0.06
     Loss from discontinued operations              (0.41)            (0.16)           (0.10)             -                  -
                                               ---------------------------------------------------------------------------------
     Net income per share                           $0.56             $1.02            $1.06             $0.35             $0.06
                                               =================================================================================

Weighted average shares outstanding             6,023,824         6,287,556        6,254,212         6,250,711         6,248,378
Weighted average shares outstanding
    assuming dilution                           6,045,295         6,337,885        6,270,761         6,256,075         6,248,378
                                               ---------------------------------------------------------------------------------
Other Data:
Amount of gold sold by weight
(in ounces of fine gold)                          340,149           337,545          309,900           306,763           337,855
Average daily gold price per ounce (2)               $278              $294             $325              $384              $386
Balance Sheet Data:
     Working capital                              $48,050          $ 50,727          $48,211           $40,663           $39,022
     Total assets                                 $88,094          $ 90,103          $86,665           $75,261           $73,544
     Long-term debt, including current
         portion                                  $     -          $      -           $2,688            $3,199            $4,537
     Total stockholders' equity                   $72,543          $ 72,457          $66,197           $59,510           $57,301
--------------------------------------------------------------------------------------------------------------------------------

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

GENERAL

Reclassifications

     In fiscal 2000, the Company elected to reclassify certain expenses in its Consolidated Statements of Income. As a result, net sales, cost of sales, and selling, general and administrative expenses have been restated for all periods presented to reflect these new classifications. The effect of this reclassification was to decrease net sales, increase cost of sales, and decrease selling, general and administrative expenses for all periods presented. This change in classification has no effect on previously reported net income or earnings per share.

Gross Sales; Returns

     The Company reduces gross sales by the amount of returns and discounts to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The total of actual returns and the provision for the returns reserve amounted to 10.9% of gross sales in fiscal 2000, 11.2% of gross sales in fiscal 1999, and 13.0% of gross sales in fiscal 1998. The Company has implemented quality control procedures to reduce returns of defective merchandise. Discounts to customers have not had a material effect on the Company's results of operations. For further information regarding the reserve for returns, see Note 1 of Notes to Consolidated Financial Statements.

     Prices for the Company's jewelry products generally are determined by reference to the current market price of gold. Consequently, the Company's sales are affected by increases, decreases or volatility in the price of gold.

Inventories

     The Company accounts for its jewelry inventories at the lower of cost or market, using the last-in, first-out (LIFO) method to determine cost, less the allowance for uncollectible vendor advances. As a result, the Company's gross profit margin can be affected by changes in LIFO reserves and the allowance for vendor advances, as well as by changes in the amount of gold owned at each period end and fluctuations in the price of gold.

     Consigned gold is not included in inventory, and there is no related liability recorded at year-end. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. If the market value of gold increases, and assuming consignment levels remain constant, the financing costs incurred by the Company under the consignment arrangements will increase in proportion to the increase in the market value of gold. At January 28, 2000 and January 29, 1999, the Company held 227,600 and 191,100 ounces, respectively, under the consignment arrangements. At January 28, 2000 and January 29, 1999, the Company owned approximately 7,300 ounces and 5,700 ounces of gold, respectively.

     For further information regarding the accounting policies applicable to the Company's inventories, see Note 2 of Notes to Consolidated Financial Statements.

Outside Manufacturers

     In fiscal 2000, the Company purchased approximately 49% of its products as finished goods and completed the manufacture of approximately 51% of its products from semi-finished materials partially fabricated by outside manufacturers. Of the total amount of products purchased from outside manufacturers in fiscal 2000, approximately 63% were purchased from foreign manufacturers and approximately 37% were purchased from domestic manufacturers. The Company's use of domestic and foreign outside manufacturers minimizes the capital invested in property, plant and equipment and the overhead associated with a Company-employed manufacturing labor force. The use of foreign manufacturers also allows the Company to take advantage of the lower labor costs prevailing in developing countries. Risks generally inherent in the use of outside manufacturers include security at the manufacturer's facility, transport of materials to and from the manufacturer, theft by the manufacturer or its employees and bankruptcy or other financial problems of the manufacturer. The Company's arrangements with its foreign manufacturers are subject to the additional risks of doing business abroad, including risks associated with economic or political instability in the countries in which such manufacturers are located, labor strikes, risks associated with potential import restrictions and risks associated with United States and foreign governmental policies, regulations and restrictions affecting the purchase, import and export of gold. Purchases from foreign vendors are dollar denominated and, therefore, the Company is not exposed to currency fluctuation risk.

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

     The Company utilizes certain controls and procedures to minimize the credit risks associated with advancing funds or gold to its outside manufacturers. The Company believes its procedures will reduce, but will not eliminate, its exposure to credit losses. The procedures employed by the Company include monitoring the performance and financial condition of outside manufacturers, monitoring each manufacturer's "credit limit", inspection visits made to the production facilities of outside manufacturers and management's review and evaluation of credit worthiness. The Company attempts to diversify its sources of supply and broadly allocate production over its base of manufacturers in order to reduce the amount of orders it places with any single manufacturer. As of March 24, 2000, $1.6 million of gold owned by or consigned to the Company was in the possession of outside manufacturers. On that date, the largest amount held by a single manufacturer was $294,000.

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


                                                             AS A PERCENTAGE OF NET SALES
                                                                      YEAR ENDED
                                               ------------------------------------------------------------
                                                January 28,             January 29,             January 30,
                                                      2000                     1999                    1998
                                               ------------------------------------------------------------
Net sales                                          100.0%                   100.0%                   100.0%
Cost of goods sold                                  80.6                     81.3                     83.1
                                                ----------               --------                  -------
Gross profit                                        19.4                     18.7                     16.9
Selling, general and administrative,
    and other expenses                              12.6                     10.8                      8.0
                                                ----------               ----------                -------
Operating income                                     6.8                      7.9                      8.9
Interest expense                                     1.3                      0.9                      1.2
                                                ----------               ----------                -------
Income from continuing operations
     Before taxes                                    5.5                      7.0                      7.7
Provision for income taxes                           2.0                      2.6                      3.0
                                                ----------               ----------                -------
Income from continuing operations                    3.5                      4.4                      4.7
Loss from discontinued operations                   (1.5)                    (0.6)                    (0.4)
                                                ----------               ----------                -------
Net income                                           2.0%                     3.8%                     4.3%
                                                ==========               ==========                =======



FISCAL 2000 COMPARED TO FISCAL 1999

     Net sales for fiscal 2000 increased by $243,000, or 0.1%, from fiscal 1999. This increase was due primarily to an increase in the amount of gold jewelry (by weight) sold, offset by decreases in sales prices due to a reduction in the average market price of gold.

     Gross profit for fiscal 2000 increased by $1.2 million, or 3.8%, from fiscal 1999. As a percentage of net sales, gross profit increased to 19.4% in fiscal 2000, from 18.7% in fiscal 1999. Excluding the effect of gold price fluctuations and LIFO reserve adjustments, the gross profit margins for fiscal 2000 and fiscal 1999 would have been 18.9% and 18.3%, respectively. The increase in gross profit margin in fiscal 2000 is primarily due to changes in sales product mix. The gold prices used to value inventory at year-end for fiscal 2000 and fiscal 1999 were $286.75 and $285.40, respectively.

     Selling, general and administrative, and other expenses includes bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for fiscal 2000 increased by $3.0 million, or 16.4%, from the prior year. As a percentage of sales, these expenses increased to 12.6%, from 10.8% in fiscal 1999. The increase in the dollar amount of selling, general and administrative, and other expenses, results primarily from increased personnel costs of $476,000, increased professional, consulting and outside services of $501,000, increased depreciation and amortization expense of $1.3 million and a decrease in other income of $1.2 million. Personnel costs have increased primarily due to increased head count resulting from expanded product development and customer service activities. Depreciation and amortization expense has increased due to depreciation expense related to increased capital expenditures, and to a $583,000 write-off of goodwill related to the fiscal 1995 acquisition of Jerry Madison Enterprises. Other income declined due to the absence in the current year of non-recurring miscellaneous income.

     Interest expense for the year ended January 28, 2000, increased approximately $710,000, or 46.4%, from the prior year. Interest expense increased due to increased consignment rates and expanded borrowing under consignment agreements.

     The provision for income taxes in fiscal 2000 decreased by $919,000 as compared to fiscal 1999 primarily due to a decrease in taxable income between years. The effective tax rate for both fiscal 2000 and fiscal 1999 was 37%. See
Note 6 - Income Taxes.

     Loss from discontinued operations results from the Company's decision to discontinue its Cigar operating segment. The increase in loss from discontinued operations primarily results from the estimated net loss on disposal of $1,176,000 recorded in January 2000. See Note 14 - Discontinued Operations.

FISCAL 1999 COMPARED TO FISCAL 1998

     Net sales for fiscal 1999 increased by $14.3 million, or 9.2%, from fiscal 1998. This increase was due primarily to an increase in the amount of gold jewelry (by weight) sold, offset by decreases in sales prices due to a reduction in the average market price of gold. The Company attributes the volume increase to customers obtained as a result of the October 1997 acquisition of Jerry Prince, Inc. and to new products introduced during the year.

     Gross profit for fiscal 1999 increased by $5.4 million, or 20.6%, from fiscal 1998. As a percentage of net sales, gross profit increased to 18.7% in fiscal 1999, from 16.9% in fiscal 1998. Excluding the effect of gold price fluctuations and LIFO and vendor reserve adjustments, the gross profit margins for fiscal 1999 and fiscal 1998 would have been 18.3% and 17.0%, respectively. The increase in gross profit margin in fiscal 1999 is primarily due to changes in sales product mix. The gold prices used to value inventory at year-end for fiscal 1999 and fiscal 1998 were $285.40 and $304.85, respectively.

     Selling, general and administrative, and other expenses includes bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for fiscal 1999 increased by $5.9 million, or 48.2%, from the prior year. As a percentage of sales, these expenses increased to 10.8%, from 8.0% in fiscal 1998. Selling, general and administrative, and other expenses for fiscal 1998 include a one-time litigation settlement award of $4.7 million and a $852,000 gain from the sale of the Company's investment in an affiliated entity, both of which were accounted for as reductions of selling, general and administrative, and other expenses. Excluding the settlement award and the gain on sale of investment, selling, general and administrative, and other expenses for fiscal 1999 increased $421,000, or 2.4%, from the prior year, and decreased to 10.8% from 11.5% as a percentage of sales. The increase in the dollar amount of selling, general and administrative, and other expenses, excluding the settlement award and gain on sale of investment, results primarily from increased personnel costs of $1.0 million, increased selling expenses of $350,000, and increased product cost expense of $542,000. These increases were offset by a decrease in bad debt expense of $632,000, decreased amortization and depreciation expense of $238,000 and an increase in other income of $929,000.

     Interest expense for the year ended January 29, 1999, decreased approximately $364,000, or 19.2%, from the prior year. Interest expense declined due to the pay off of mortgages.

     The provision for income taxes in fiscal 1999 decreased by $304,000 as compared to fiscal 1998 primarily due to a decrease in taxable income between years. The effective tax rates for fiscal 1999 and fiscal 1998 were 37% and 39%, respectively. See Note 6 - Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facility.

     A substantial portion of the Company's gold supply needs are satisfied through gold consignment arrangements with several financial institutions. During fiscal 2000, the Company satisfied approximately 75% of its gold requirements through purchases under the consignment program and purchased the remaining 25% of its gold requirements from financial institutions, manufacturers and vendors. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The maximum amount of gold that the Company may hold on consignment was 335,000 ounces at January 28, 2000 and is subject to fluctuation based on changes in the market value of gold. The gold consignment agreements contain covenants regarding the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. At January 28, 2000, the Company held approximately 227,600 ounces of gold under consignment. During fiscal 2000, 1999, and 1998, the largest amount of gold held under consignment was 288,500 ounces, 220,500 ounces, and 182,300 ounces, respectively, and the average amount of gold held under consignment was 251,900 ounces, 171,900 ounces, and 141,600 ounces, respectively. Use of the consignment arrangements tends to be highest during the third quarter.

     The Company has a $10 million revolving credit facility with Bank of America NT&SA, which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount as provided for under the credit facility. No amounts were outstanding under the revolving credit facility at January 28, 2000 or January 29, 1999. During fiscal 2000, 1999, and 1998, the Company's highest outstanding balances under its revolving credit facilities were $9.3 million, $400,000, and $300,000, respectively, and the average amounts outstanding were $72,200, $1,100, and $3,000, respectively. Borrowings under the revolving credit facility tend to be highest in the fourth quarter. For further information regarding the consignment agreements and the revolving credit facility, see "Business --Gold Consignment Arrangements" and Notes 2 and 4 of Notes to Consolidated Financial Statements.

     The Company incurred capital expenditures of approximately $6.9 million in fiscal 2000, principally related to the acquisition of manufacturing and office facilities, upgrade of the Company's primary business application software, and purchase of manufacturing and computer equipment. The Company expects to incur capital expenditures related to its jewelry business of approximately $1.5 million in fiscal 2001, principally for the acquisition of distribution systems and manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months. Except as described above and under Item 2 - Properties, the Company is not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted the Company's revenues or income.

YEAR 2000

     During fiscal 1999 the Company identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that had to be modified, upgraded or replaced to become Year 2000 compliant and began the related system modifications. During fiscal 2000, the Company upgraded its primary business application software to the latest version, which is Year 2000 compliant. The Company completed this conversion in September 1999. All remaining business applications were upgraded, modified or replaced. In addition, the Company's non-information technology systems and equipment, such as its security and communications systems, were upgraded or replaced. The Company also addressed the compliance of key suppliers and customers.

     The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business operations as a result of the Year 2000 issue. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances will not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant. The Company is currently not aware of any significant Year 2000 or similar problem that may have arisen with its key customers, suppliers or other significant third parties.

     The total cost of the Company's Year 2000 compliance approximated $300,000. The cost of the Year 2000 project was expensed as incurred and did not have a material adverse effect on the Company's results of operations, liquidity or capital resources. The estimated cost of implementing the Company's primary business software upgrade approximated $2.5 million and is not included in the Year 2000 project cost. The software upgrade was initiated to meet future business and industry requirements and the related cost was capitalized in accordance with generally accepted accounting principles. The costs associated with the Company's Year 2000 compliance efforts and software upgrade were funded with cash flows from operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. At January 28, 2000, outstanding forward purchase contracts totaled $10.0 million and expire no later than May 2000. The carrying values of these forward purchase contracts approximate their fair value because of the relatively short maturity of these contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The following consolidated financial statements are included as a separate section following the signature page to this Form 10-K and are incorporated herein by reference:


                                                                                  PAGE NO.
                                                                                  --------
Report of Independent Accountants.....................................................F-1
Consolidated Financial Statements:
    Consolidated Balance Sheets as of January 28, 2000 and
         January 29, 1999.............................................................F-2
    Consolidated Statements of Income for the years ended
         January 28, 2000, January 29, 1999 and January 30, 1998......................F-3
    Consolidated Statements of Changes in Stockholders' Equity for
         the years ended January 28, 2000, January 29, 1999 and January 30, 1998......F-4
    Consolidated Statements of Cash Flows for the years ended
         January 28, 2000, January 29, 1999, and January 30, 1998.....................F-5
    Notes to Consolidated Financial Statements........................................F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is set forth, in part, in the Supplemental Item, "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on June 8, 2000.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 8, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 8, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 8, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.   FINANCIAL STATEMENTS:

     The following consolidated financial statements are filed as part of this report:


                                                                                     PAGE NO.
                                                                                     --------
Report of Independent Accountants........................................................F-1
Consolidated Financial Statements:
    Consolidated Balance Sheets as of January 28, 2000 and
             January 29, 1999............................................................F-2
    Consolidated Statements of Income for the years ended
             January 28, 2000, January 29, 1999 and January 30, 1998.....................F-3
    Consolidated Statements of Changes in Stockholders' Equity for
             the years ended January 28, 2000, January 29, 1999,
             and January 30, 1998........................................................F-4
    Consolidated Statements of Cash Flows for the years ended
             January 28, 2000, January 29, 1999, and January 30, 1998....................F-5
    Notes to Consolidated Financial Statements...........................................F-6

(A) 2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as part of this report:

                                                                                       PAGE NO.
                                                                                       --------
Schedule II - Valuation and Qualifying Accounts ......................................... S-1

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

         10.38 Summary of dependent medical insurance coverage for executive officers.*(1)

         10.39    OroAmerica, Inc. Directors' Stock Option Plan.*(4)

         10.40    OroAmerica, Inc. 1994 Chief Executive Officer Bonus Plan.*(5)

         10.41 Letter Agreement, dated August 8, 1996, between the registrant and Shiu Shao.*(10)

         10.42 Letter Agreement, dated August 8, 1996, between the registrant and Sophia Chalermsopone.*(10)

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

         10.45 Letter Agreement, dated September 11, 1996, between the registrant and Betty Sou.*(10)

         10.46 Exclusive License Agreement, dated December 15, 1996, between Fragrance Business Company Limited and the registrant. (10)

         10.47 Purchase-Sale Agreement, dated August 26, 1997, between the registrant and Ravel, Inc.(11)

         10.48 Asset Purchase-Sale Agreement, dated October 29, 1997, between the registrant and Jerry Prince, Inc.(12)

         10.49 Stock Option Agreement, dated as of March 18, 1996, between the registrant and Ronald A. Katz.*(13)

         10.50 Stock Option Agreement, dated as of April 14, 1997, between the registrant and Bertram K. Massing.*(13)

         10.51    OroAmerica, Inc. 1998 Incentive Stock Option Plan.*(14)

         10.52 OroAmerica, Inc. Supplemental Non-Employee Director Stock Option Plan.* (15)

         21.1     Subsidiaries of the registrant.

         23.1     Consent of PricewaterhouseCoopers LLP.

         27.1     Financial Data Schedule.

---------------

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

                                        OROAMERICA, INC.


Date:  April 24, 2000                    By: /s/ Guy Benhamou
                                         ---------------------------------------
                                         Guy Benhamou, Chairman of the Board,
                                         President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 24, 2000                    /s/ Guy Benhamou
                                         ---------------------------------------
                                         Guy Benhamou, Chairman of the Board,
                                         President and Chief Executive Officer


Date:  April 24, 2000                    /s/ Shiu Shao
                                         ---------------------------------------
                                         Shiu Shao, Chief Operating Officer,
                                         Chief Financial Officer,
                                         Vice President and Director


Date:  April 24, 2000                    /s/ Betty Sou
                                         ---------------------------------------
                                         Betty Sou, Controller (Principal
                                         Accounting Officer)


Date:  April 24, 2000                    /s/ Bertram K. Massing
                                         ---------------------------------------
                                         Bertram K. Massing, Director


Date:  April 24, 2000                    /s/ David Rousso
                                         ---------------------------------------
                                         David Rousso, Director


Date:  April 24, 2000                    /s/ John Arzoian
                                         ---------------------------------------
                                         John Arzoian, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of OroAmerica, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 20, present fairly, in all material respects, the financial position of OroAmerica, Inc. and its subsidiaries at January 28, 2000 and January 29, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) on page 20, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Los Angeles, California
March 31, 2000

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                 January 28,     January 29,
                                                                                        2000            1999
                                                                                 -----------     -----------
(Dollars in thousands except share amounts)
ASSETS
Current assets:
    Cash and cash equivalents                                                       $ 26,923       $ 30,263
    Accounts receivable less allowance for returns
         and doubtful accounts of $11,840 and $11,797                                 15,270         19,454
    Other accounts and notes receivable                                                  865            969
    Inventories (Note 2)                                                              15,846         13,694
    Deferred income taxes (Note 6)                                                     3,449          3,205
    Prepaid items and other current assets                                               780            788
    Assets available for sale (Note 14)                                                  468              -
                                                                                    --------       --------
        Total current assets                                                          63,601         68,373

Property and equipment, net (Note 3)                                                  15,232         11,342
Goodwill and other intangible assets, net  (Notes 1 and 8)                             4,428          5,532
Patents, net (Note 1)                                                                  4,198          4,687
Other assets (Note 6)                                                                    635            169
                                                                                    --------       --------
                                                                                    $ 88,094       $ 90,103
                                                                                    ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                $  5,726       $  8,165
    Income taxes payable (Note 6)                                                      1,092          1,660
    Accrued expenses (Note 5)                                                          8,733          7,821
                                                                                    --------       --------
        Current and total liabilities                                                 15,551         17,646
                                                                                    --------       --------

Commitments and contingencies (Notes 2 and 10)                                             -              -
Stockholders' equity (Note 13):
    Preferred stock, 500,000 shares authorized, $.001 par value;
        none issued and outstanding
    Common stock, 10,000,000 shares authorized, $.001 par value;
       6,368,878 and 6,366,378 shares issued at January 28,
       2000 and January 29, 1999, respectively                                             6              6
    Paid-in capital                                                                   43,564         43,551
    Accumulated other comprehensive loss                                                 (34)             -
    Note receivable from stock sale                                                     (190)          (190)
    Treasury stock, 510,830 shares and 95,000 shares at
        January 28, 2000 and January 29, 1999, respectively                           (3,841)          (576)
    Retained earnings                                                                 33,038         29,666
                                                                                    --------       --------
         Total stockholders' equity                                                   72,543         72,457
                                                                                    --------       --------
                                                                                    $ 88,094       $ 90,103
                                                                                    ========       ========

See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

For the fiscal years ended                                      January 28,         January 29,          January 30,
(Dollars in thousands, except per share amounts)                       2000                1999                1998
------------------------------------------------                -----------         -----------          ----------
Net sales                                                       $   169,455         $   169,212         $   154,918
Cost of goods sold, exclusive of depreciation                       136,621             137,583             128,688
                                                                -----------         -----------         -----------
       Gross profit                                                  32,834              31,629              26,230
                                                                -----------         -----------         -----------

Selling, general and administrative expenses                         18,442              18,012              16,424
Depreciation and amortization                                         3,585               2,263               2,501
Interest expense                                                      2,240               1,530               1,894
Other income (Notes 7 and 12)                                          (790)             (2,024)             (6,607)
                                                                -----------         -----------         -----------
       Total expenses                                                23,477              19,781              14,212
                                                                -----------         -----------         -----------
Income from continuing operations before income taxes                 9,357              11,848              12,018
Provision for income taxes (Note 6)                                   3,464               4,383               4,687
                                                                -----------         -----------         -----------
               Net income from continuing operations                  5,893               7,465               7,331
                                                                -----------         -----------         -----------
Discontinued operations (Note 14):
     Loss from operations of discontinued Cigar segment
         (Less applicable income tax benefits of $789,
         $593 and $418, respectively)                                (1,345)             (1,011)               (653)
     Loss from disposal of discontinued Cigar segment,
         including provision of $253 for operating
         losses during phase-out period (less applicable
         tax benefit of $691)                                        (1,176)                  -                   -
                                                                -----------         -----------         -----------
               Total loss from discontinued operations               (2,521)             (1,011)               (653)
                                                                -----------         -----------         -----------

Net income                                                      $     3,372         $     6,454         $     6,678
                                                                ===========         ===========         ===========
Basic net income per share
     Income from continuing operations                          $      0.98         $      1.19         $      1.17
     Loss from discontinued operations                                (0.42)              (0.16)              (0.10)
                                                                -----------         -----------         -----------
     Net income per share                                       $      0.56         $      1.03         $      1.07
                                                                ===========         ===========         ===========
Diluted net income per share
     Income from continuing operations                          $      0.97         $      1.18         $      1.16
     Loss from discontinued operations                                (0.41)              (0.16)              (0.10)
                                                                -----------         -----------         -----------
     Net income per share                                       $      0.56         $      1.02         $      1.06
                                                                ===========         ===========         ===========

Weighted average shares outstanding                               6,023,824           6,287,566           6,254,212
Dilutive effect of stock options                                     21,471              50,319              16,549
                                                                -----------         -----------         -----------
Weighted average shares outstanding assuming dilution             6,045,295           6,337,885           6,270,761
                                                                ===========         ===========         ===========

See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                               Number of Shares
                              ------------------
For the fiscal years ended                                                                             Note
January 30, 1998,                                                                  Accumulated       Receivable
January 29,1999 and            Common     Common                                       Other           From       Treasury
January 28, 2000                Stock    Stock in   Common   Paid-in    Retained   Comprehensive       Stock       Stock
(dollars in thousands)         Issued    Treasury    Stock   Capital    Earnings        Loss           Sale       At Cost    Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 31, 1997  6,252,378          -     $ 6   $ 42,970   $ 16,534       $   -          $    -     $     -    $59,510
Stock options exercised          2,000                  -          9                                                             9
Comprehensive net income                                                  6,678                                              6,678
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1998  6,254,378          -       6     42,979     23,212           -               -           -     66,197
Stock options exercised        112,000                  -        572                                   (190)                   382
Treasury stock acquired at
   cost                                  (95,000)                                                                  (576)      (576)
Comprehensive net income                                                  6,454                                              6,454
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1999  6,366,378   (95,000)       6     43,551     29,666           -            (190)       (576)    72,457
Stock options exercised          2,500                  -         13                                                            13
Treasury stock acquired at
   cost                                 (415,830)                                                                (3,265)    (3,265)
Comprehensive net income:
   Net income                                                             3,372                                              3,372
   Change in unrealized                                                                 (34)                                   (34)
     losses on securities
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive net income                                                  3,372         (34)                                 3,338
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 2000  6,368,878  (510,830)     $ 6   $ 43,564   $ 33,038       $ (34)         $ (190)    $(3,841)   $72,543
===================================================================================================================================


          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For Fiscal Years Ended
                                                                        ------------------------------------
Dollars in thousands,                                                   January 28,  January 29, January 30,
Increase (decrease) in cash                                                    2000        1999         1998
----------------------------------------------------------------        -----------  ----------  ----------
Cash flows from operating activities:
Net income                                                                $  3,372    $  6,454    $  6,678
Deduct loss from discontinued operations                                    (2,521)     (1,011)       (653)
                                                                          --------    --------    --------
Income from continuing operations                                            5,893       7,465       7,331
Adjustments to reconcile net income from continuing
  operations to cash provided by continuing operations:
     Depreciation and amortization                                           3,585       2,263       2,501
     Provision for losses on accounts receivable                               264         115         763
     Provision for estimated returns                                          (117)        795         160
     Provision for uncollectible vendor advances                                 -           -          50
     Loss (gain) on sale of property                                             9         (39)          -
     Gain on sale of investment in affiliate                                     -           -        (852)
Changes in assets and liabilities, net of effects from
   dispositions and acquisitions:
     Accounts receivable                                                     3,848        (546)     (1,145)
     Other accounts and notes receivable                                     1,286      (1,792)     (3,919)
     Inventories                                                            (4,693)       (771)      2,943
     Deferred income taxes                                                    (244)       (594)       (233)
     Prepaid income taxes and income taxes payable                            (568)        217       1,000
     Prepaid items and other assets, net                                      (521)        265         569
     Accounts payable, accrued expenses and
       deferred liabilities                                                 (1,755)       (732)      4,041
                                                                          --------    --------    --------
         Net cash provided by operating activities of
             continuing operations                                           6,987       6,646      13,209
                                                                          --------    --------    --------
Cash flows from investing activities:
     Capital expenditures                                                   (6,876)     (1,631)     (1,337)
     Acquisitions, net of cash acquired (Note 8)                                 -      (2,241)     (4,506)
     Purchase of available for sale securities                                (270)          -           -
     Proceeds from sale of investment in affiliate                               -           -       1,429
     Proceeds from sale of property                                             23          42           -
                                                                          --------    --------    --------
         Net cash used in investing activities of
             continuing operations                                          (7,123)     (3,830)     (4,414)
                                                                          --------    --------    --------

Cash flows from financing activities:
     Gross borrowings under line-of-credit agreement                        26,350         400         300
     Repayment of borrowings under line-of-credit                          (26,350)       (400)       (300)
     Principal repayments of long-term debt                                      -      (2,688)       (886)
     Purchase of treasury stock                                             (3,265)       (576)          -
     Issuance of common stock                                                   13         382           9
                                                                          --------    --------    --------
         Net cash used in financing activities of
             continuing operations                                          (3,252)     (2,882)       (877)
                                                                          --------    --------    --------

Cash provided by (used in) discontinued Cigar operations                        48         (22)         52
                                                                          --------    --------    --------

(Decrease) increase in cash and cash equivalents                            (3,340)        (88)      7,970
Cash and cash equivalents at beginning of period                            30,263      30,351      22,381
                                                                          --------    --------    --------
Cash and cash equivalents at end of period                                $ 26,923    $ 30,263    $ 30,351
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

During fiscal 1998, the Company entered the premium cigar manufacturing and distribution business. In fiscal 1998, Cigar operations consisted primarily of securing tobacco inventories and establishing manufacturing facilities in the Dominican Republic and Indonesia. In fiscal 1999, the Company began selling cigars to retailers and opened its retail cigar store in Beverly Hills, California. In January 2000, the Company decided to discontinue its cigar operations. (See Note 14)

Principles of Consolidation

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

Fiscal Years

The Company reports results of operations for a fiscal year consisting of a 52 or 53 week period ending the Friday closest to January 31. Each of the three fiscal years ended January 28, 2000, January 29, 1999, and January 30, 1998, consists of fifty-two weeks.

Reclassifications

In fiscal 2000, the Company elected to reclassify certain expenses in its Consolidated Statements of Income. As a result, net sales, cost of sales, and selling, general and administrative expenses have been restated for all periods presented to reflect these new classifications. The effect of this reclassification was to decrease net sales, increase cost of sales and decrease selling, general and administrative expenses for all periods presented. This change in classification has no effect on previously reported net income or earnings per share.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include amounts held at financial institutions or highly liquid investments with original maturities of ninety days or less when purchased. The fair value of cash and cash equivalents approximates their carrying amount.

Supplemental cash flow information and non-cash investing and financing activities are as follows:


Fiscal Year (in thousands)                          2000        1999        1998
--------------------------                       -------     -------     -------
Cash paid during the year for:
     Interest                                    $ 1,906     $ 1,554     $ 1,878
     Income taxes                                $ 3,017     $ 4,237     $ 3,234
Non-cash investing and financing activities:
     Note receivable from stock sales            $     -     $   190     $     -
     Unrealized loss on securities               $    34     $     -     $     -
Acquisitions (Note 8):
     Fair value of assets acquired               $     -     $ 2,241     $ 5,832
Liabilities assumed                                    -           -        (942)
                                                 -------     -------     -------
      Cash paid                                  $     -     $ 2,241     $ 4,890
                                                 =======     =======     =======

Concentrations of Credit Risk

The Company's financial instruments subject to credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents in high quality securities with a major bank and financial institution. With respect to accounts receivable, the Company extends credit based on an evaluation of a customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company's ten largest customers accounted for approximately 62% of net sales in 2000, 59% of net sales in 1999 and 54% of net sales in 1998. One customer, Wal-Mart, accounted for 25%, 22% and 16% of the Company's net sales for the years ended January 28, 2000, January 29, 1999, and January 30, 1998, respectively. No other individual customer accounts for more than 10 percent of sales. At January 28, 2000 and January 29, 1999, gross accounts receivable included balances totaling $17.5 million and $15.3 million, respectively, from the Company's ten largest customers.

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


                                              January 28,         January 29,
                                                     2000                1999
                                              -----------         -----------
 Doubtful accounts                            $ 1,960,000         $ 1,800,000
 Sales returns                                $ 9,880,000         $ 9,997,000


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

The Company accounts for its jewelry inventories at the lower of cost or market, using the last-in, first-out (LIFO) method to determine cost. Year end gold inventory cost used in determining incremental LIFO layers is based on the year end gold market price at the Second London Gold Fixing. The LIFO cost may increase or decrease from year to year as a result of changes in quantities and unit prices in ending inventory. Consigned gold is not included in inventory, and there is no related liability recorded at year-end.

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

Forward Purchase Contracts

The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts for trading purposes. The effects of hedging transactions are recognized when contracts are settled. The aggregate amounts of forward contracts were $10.0 million and $4.3 million at January 28, 2000 and January 29, 1999, respectively. The forward contracts outstanding at January 28, 2000 expire no later than May 2000. The carrying values of the forward purchase contracts approximate their fair values because of the relatively short maturity of these contracts.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and improvements, which substantially increase the useful lives of assets, are capitalized. Repair and maintenance costs are expensed as incurred. Depreciation of buildings and equipment is provided over the estimated useful lives of the assets using straight-line and accelerated methods. Amortization of leasehold improvements is provided using the straight-line method over the life of the lease or asset, whichever is shorter. The useful lives range from three to twenty years.

Goodwill and Other Intangible Assets

Goodwill in the amount of $5,793,000, which arose in connection with the acquisition of a former stockholder's interest in the Company and its affiliates in 1987, is amortized over twenty-five years. Goodwill in the amount of $973,000, which arose in connection with the fiscal 1995 acquisition of Jerry Madison Enterprises, a jewelry company specializing in the production and distribution of diamond-accented and gemstone jewelry merchandise, was deemed to be impaired and written off. (See "Impairment of Long-Lived Assets" below.) In fiscal 1998, the Company recorded $200,000 of goodwill related to the Jerry Prince acquisition, which is being amortized over five years (Note 8). In fiscal 1999, the Company recorded goodwill related to the Eclipse and Jene acquisitions of approximately $1.1 million, which is being amortized over periods of five and fifteen years, respectively. Amortization expense for fiscal 2000, 1999 and 1998 was $412,000, $361,000 and $293,000, respectively. Accumulated amortization at January 28, 2000 and January 29, 1999 was $3,437,000 and $3,025,000,
respectively.

Covenants-not-to-compete in the amount of $540,000 were executed in connection with the fiscal 1999 acquisitions of Jene and Eclipse (See Note 8). These covenants-not-to-compete are being amortized on a straight-line basis, over terms ranging from four to five years. Amortization expense for fiscal 2000 and 1999 approximated $110,000 and $39,000, respectively. Accumulated amortization at January 28, 2000 and January 29, 1999 was $149,000 and $39,000, respectively.

Patents

The Company owns patents for several of its jewelry products and amortizes its patents over their economic useful lives, estimated between fifteen and seventeen years. Amortization expense was approximately $489,000 for each of the three fiscal years in 2000, 1999, and 1998. Accumulated amortization at January 28, 2000 and January 29, 1999, was $3,319,000 and $2,830,000, respectively.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used or disposed of by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. In fiscal 2000, the

Company recorded an impairment loss of $583,000, resulting from the write-off of unamortized goodwill related to the acquisition of Jerry Madison Enterprises. No impairment losses were recognized in fiscal 1999 or fiscal 1998.

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

Stock Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees." In February 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting For Stock-Based Compensation" (See Note 11).

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

Marketable Securities Available for Sale

The Company records investments in debt and equity securities, which are available for sale, at fair value in the financial statements and reports unrealized holding gains and losses as a net amount as a separate component of stockholders' equity until realized.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133"), which the Company is required to adopt in fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Additionally, SFAS 133 defines the accounting for changes in the fair value of the derivatives depending on the intended use of the derivative. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company is currently assessing the impact SFAS 133 will have on its consolidated financial statements.

NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands except per ounce data):


                                               January 28,     January 29,
                                                     2000            1999
                                               ----------      ----------
Gold and other raw materials                     $  3,264        $  2,401
Manufacturing costs and other                      13,478          10,304
                                                 --------        --------
Jewelry inventories                                16,742          12,705
Tobacco inventories (Note 14)                           -           2,541
Other inventories                                       -             116
                                                 --------        --------
                                                   16,742          15,362
LIFO cost less than FIFO cost                        (216)           (988)
Allowance for vendor advances                        (680)           (680)
                                                 --------        --------
Inventories                                      $ 15,846        $ 13,694
                                                 ========        ========

Gold price per ounce:                            $ 286.75        $ 285.40
                                                 ========        ========


The Company values its jewelry inventories using the last-in, first-out (LIFO) method. The Company values its tobacco and other inventories using the first-in, first-out (FIFO) method.

The Company has several consignment agreements with gold consignors, providing for a maximum aggregate consignment of 335,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

At January 28, 2000 and January 29, 1999, the Company held 227,600 and 191,100 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at year-end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements:(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At January 28, 2000, the Company was in compliance with all of the requirements of its consignment agreements.

In fiscal 2000, 1999 and 1998, the Company reduced jewelry inventory levels, which resulted in liquidations of LIFO inventory layers carried at lower costs in prior years. The effect of the liquidations for 2000, 1999 and 1998 was to decrease cost of sales by approximately $772,000, $739,000 and $153,000, respectively, and to increase net income by $486,000 ($.08 per basic and dilutive net income per share), $466,000 ($.07 per basic and dilutive net income per share), and $93,000 ($.01 per basic and dilutive net income per share), respectively.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):


                                                                    January 28,     January 29,
                                                                           2000            1999
                                                                  -------------    ------------
Land                                                              $       4,734    $      3,396
Buildings, leaseholds and improvements                                    8,721           8,373
Construction in progress                                                     37             190
Automobiles                                                                 508             494
Office furniture and equipment                                           10,877           8,186
Manufacturing equipment                                                   5,803           4,265
                                                                  -------------    ------------
                                                                         30,680          24,904
Less:  Accumulated depreciation                                         (15,448)        (13,562)
                                                                  -------------    ------------
                                                                  $      15,232    $     11,342
                                                                  =============    ============


NOTE 4 - BORROWINGS UNDER REVOLVING CREDIT AGREEMENT:

The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. No short-term advances were outstanding at January 28, 2000 or January 29, 1999. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of January 28, 2000 or January 29, 1999. Stand-by letters of credit outstanding at January 28, 2000 and January 29, 1999, totaled $1,000,000 and $1,500,000, respectively. Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At January 28, 2000, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 5 - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

                                                       January 28,      January 29,
                                                              2000             1999
                                                      ------------     ------------
Advertising and customer promotions                   $      4,099     $      3,577
Deferred liabilities                                           301              736
Payroll and fringe benefits                                  2,067            2,286
Professional fees                                              266              213
Other miscellaneous                                          2,000            1,009
                                                      ------------     ------------
Total                                                 $      8,733     $      7,821
                                                      ============     ============


NOTE 6 - INCOME TAXES:

     The provision for income taxes for the fiscal years 2000, 1999 and 1998 are summarized as follows (in thousands):


                                              2000          1999          1998
                                           -------       -------       -------
Current:
     Federal                               $ 1,808       $ 3,605       $ 3,763
     State                                     441           809           739
     Foreign                                   203          --            --
                                           -------       -------       -------
                                             2,452         4,414         4,502
                                           -------       -------       -------
Deferred:
     Federal                                  (308)         (481)         (198)
     State                                    (160)         (143)          (35)
                                           -------       -------       -------
                                              (468)         (624)         (233)
                                           -------       -------       -------

Total income tax provision                   1,984         3,790         4,269
Allocation to discontinued operations       (1,480)         (593)         (418)
                                           -------       -------       -------
Provision for income taxes on income
     from continuing operations            $ 3,464       $ 4,383       $ 4,687
                                           =======       =======       =======


Deferred tax assets by jurisdiction are as follows (in thousands):


                                                   January 28,       January 29,
                                                          2000              1999
                                                   -----------       -----------
Deferred taxes - Federal                           $     2,887       $     2,579
Deferred taxes - State                                     865               705
                                                   -----------       -----------
                                                   $     3,752       $     3,284
                                                   ===========       ===========

Deferred tax assets (liabilities) are comprised of the following (in thousands):


                                                             January 28,        January 29,
                                                                    2000               1999
                                                            ------------       ------------
Deferred tax liabilities
     Inventory                                              $     (2,065)      $     (2,023)
     Fixed and intangible assets                                       -                (95)
     Prepaid box supplies                                           (177)               (82)
                                                            ------------       ------------
         Total deferred tax liabilities                           (2,242)            (2,200)
                                                            ------------       ------------

Deferred tax assets
     Reserve for returns                                           3,936              3,982
     Bad debt reserve                                                789                710
     Compensation accruals                                           278                320
     Net operating loss carryforwards                                178                177
     Fixed assets and intangibles                                    113                  -
     Provision for discontinued operations                           385                  -
     Other                                                           315                295
                                                            ------------       ------------
         Total deferred tax assets                                 5,994              5,484
                                                            ------------       ------------

Net deferred tax assets                                     $      3,752       $      3,284
                                                            ============       ============

At January 28, 2000 and January 29, 1999, other assets includes long-term net deferred tax assets of $303,000 and $79,000, respectively.

At January 28, 2000, the Company has federal net operating loss carryforwards ("NOLs") of $876,000. These NOLs are subject to the limitations under Internal Revenue Code Section 382, which limit their usage to $58,000 in any given year. The federal NOLs expire in fiscal 2001 through fiscal 2009.

The following is a reconciliation for the U.S. federal statutory rate and the effective tax rate:



Fiscal year ended                                                  January 28,     January 29,     January 30,
                                                                          2000            1999            1998
                                                                   -----------     -----------     -----------
Federal statutory rate                                                 34.0%          34.0%             34.0%
State and local income taxes,
    net of federal tax benefits                                         3.4            4.3               4.2
Goodwill amortization                                                   5.6            1.0               0.9
Effect of foreign operations                                           (4.1)          (6.3)             (4.4)
Other, net                                                             (1.9)           4.0               4.3
                                                                   ----------      ---------       ---------
Effective income tax rate                                              37.0%          37.0%             39.0%
                                                                   ==========      =========       ==========


The Company has not provided for U.S. federal income and foreign withholding taxes on $5.7 million of foreign subsidiaries' undistributed earnings as of January 28, 2000, because such earnings are intended to be reinvested indefinitely.

NOTE 7 - RELATED PARTY TRANSACTIONS:

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

During fiscal 1993, the Company made an initial capital contribution of $6,000 to a new partnership (OroIndo) whose purpose was to develop rope chain manufacturing. At January 30, 1998, the Company owned a 50 percent interest in OroIndo and accounted for this entity using the equity method. In fiscal 1999, this partnership was dissolved. No material gain or loss was recognized from the dissolution of this partnership. The purchases from OroIndo during fiscal years 1999 and 1998 were approximately $7.6 million and $2.2 million, respectively.

NOTE 8 - ACQUISITIONS:

In June 1998, the Company acquired Eclipse Design, Inc. ("Eclipse"), a privately-held company engaged in the design, manufacture and sale of gold earrings. Under the terms of the purchase agreement, the Company acquired all of the operating assets of Eclipse for approximately $300,000. In September 1998, the Company acquired the Jene Karat-gold jewelry business ("Jene"). Under the terms of the purchase agreement, the Company acquired primarily inventory and customer lists for approximately $2 million in cash. The Company financed a portion of the inventory acquired under its consignment agreements. Both acquisitions were accounted for using the purchase method of accounting; results of operations are included in the accompanying financial statements from the date of acquisition. The pro forma combined results of operations of the Company and the acquired companies as if the acquisitions had taken place at the beginning of fiscal 1999 are immaterial and are not presented.

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

The following table reflects the unaudited pro forma combined results of operations of the Company and JPI as if the acquisition had taken place at the beginning of fiscal 1998.


(in thousands, except per share amounts)                                          1998
--------------------------------------------------------------------------------------
Revenues                                                                      $168,519
Net income                                                                       6,462
Basic net income per share                                                        1.05
Diluted net income per share                                                      1.05


These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as amortization of goodwill, additional royalty expense, loss of investment income, reduced selling, general and administrative expenses for non-recurring items and the related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been effective at the beginning of fiscal 1998.

NOTE  9 - SALARY DEFERRAL AND PROFIT SHARING PLAN:

The Company has a Salary Deferral and Profit Sharing Plan covering substantially all eligible employees. Under the plan, employees may elect to defer a percentage of their salary. The Company may, at its discretion, make contributions to the plan. The Company contributed approximately $89,000, $140,000, and $125,000 to the plan during the fiscal years ended January 28, 2000, January 29, 1999 and January 30, 1998, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space, retail space and manufacturing facilities. These leases are classified as operating leases and have original, noncancellable terms of one to five years. Certain operating leases provide for minimum annual rentals, subject to annual escalations generally based on the Consumer Price Index plus executory costs. Rent expense for fiscal years 2000, 1999 and 1998 was approximately $630,000, $602,000 and $541,000, respectively.

Future minimum annual commitments under the operating leases with initial or remaining terms of one year or more consist of the following at January 28, 2000 (in thousands):

                                                         Operating
  Fiscal Year                                               Leases
  -----------                                           ----------
  2001                                                  $      506
  2002                                                         443
  2003                                                         269
  2004                                                         185
  2005                                                          46
                                                        ----------
  Total minimum lease payments                          $    1,449
                                                        ==========


In the normal course of business, the Company is a defendant in various lawsuits. The Company's management believes that there will be no material adverse impact on the financial condition or results of operations of the Company as a result of the ultimate resolution of these matters.

NOTE 11 - STOCK OPTION PLANS:

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

The Company has a Directors' Stock Option Plan (the "Directors' Plan") under which each non-employee director of the Company, on the date of his or her election to the Board, is automatically granted an option to purchase 10,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant. The total number of shares issuable under the Director Stock Option Plan is 100,000. Options granted under the Director Stock Option Plan become exercisable in cumulative annual increments of 20 percent, commencing on the anniversary of the date of grant. Director stock options expire 10 years from the date of grant. In addition, the Board of Directors granted an option to purchase 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant, to one non-employee director in fiscal 1997 and another non-employee director in fiscal 1998. These grants were made outside of the Directors' Plan. During fiscal 1999, the Company adopted a Supplemental Non-Employee Director Stock Option Plan ("Supplemental Plan"), under which each non-employee director of the Company serving on the Board on April 14, 1998 was granted an option to purchase 1,000 shares of common stock. In addition, each non-employee director will automatically be granted an option to purchase 1,000 shares of common stock on the date of each annual meeting of stockholders at which such non-employee director is re-elected to the Board, commencing with the annual meeting in 1999. The total number of shares issuable under the Supplemental Plan is 25,000. Supplemental Plan options shall be granted at an exercise price equal to the fair market value on the date of grant and shall become exercisable in one-third increments, commencing on the anniversary of the date of grant.

The Incentive Stock Option Plan is administered by a Compensation Committee appointed by and holding office at the pleasure of the Board of Directors; the Directors' and Supplemental Plans are administered by the Board. Stock option activity for employees and directors is shown below:

                                                                                          Weighted-
                                                                        Options             Average
                                                                    Outstanding            Exercise
                                                                         Number               Price
                                                                    -----------           ---------
Outstanding at January 31, 1997                                         399,500           $    8.81
     Granted                                                             41,000           $    4.94
     Exercised                                                           (2,000)          $    4.69
     Cancelled                                                          (46,500)          $    7.94
                                                                    -----------           ---------
Outstanding at January 30, 1998                                         392,000           $    8.53
     Granted                                                             38,000           $    8.55
     Exercised                                                         (112,000)          $    5.11
     Cancelled                                                          (86,000)          $   11.02
                                                                    -----------           ----------
Outstanding at January 29, 1999                                         232,000           $    9.26
     Granted                                                            365,500           $    6.78
     Exercised                                                           (2,500)          $    4.94
     Cancelled                                                          (11,000)          $    9.49
                                                                    -----------           ---------
Outstanding at January 28, 2000                                         584,000           $    7.86
                                                                    ===========           =========

Options exercisable at January 30, 1998                                 287,200           $    9.37
                                                                    ===========           =========

Options exercisable at January 29, 1999                                 154,400           $   10.66
                                                                    ===========           =========

Options exercisable at January 28, 2000                                 185,599           $    9.90
                                                                    ===========           =========


The following table summarizes information about employee and director stock options outstanding at January 28, 2000:


                                         Options Outstanding                        Options Exercisable
                           ------------------------------------------------       ------------------------
                                                   Weighted-     Weighted-                       Weighted-
                                                     Average       Average                         Average
Range of                        Number             Remaining      Exercise             Number     Exercise
Exercise Prices            Outstanding      Contractual Life         Price        Exercisable        Price
---------------            -----------     -----------------     ---------        -----------    ---------
$4.13 to $4.94                  75,500             6.3             $4.65             51,100        $4.62
$6.56 to $9.94                 393,500             9.4             $7.07             19,499        $7.50
$12.25 to $14.25               115,000             3.9            $12.65            115,000       $12.65
                           -----------                                            ---------
                               584,000                                              185,599
                           ===========                                            =========

Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the employee and non-employee director stock options granted under the fair value method of that Statement. The weighted-average estimated grant fair values, as defined by SFAS No. 123, for options granted during fiscal years 2000, 1999 and 1998 were $4.87, $4.70 and $2.24, respectively. All options were granted at exercise prices equal to market prices during fiscal years 2000, 1999 and 1998, except for 160,000 options granted during FY 2000. The 160,000 stock options were granted at prices which were $2.44 below market price on the date of grant.

The fair values for options granted in fiscal 2000, 1999 and 1998 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                        2000              1999            1998
                                                    --------        ----------        --------
Risk-free interest rate                                5.77%             5.12%            6.78%
Dividend yield                                         0.00%             0.00%            0.00%
Volatility                                            52.16%            50.73%           30.21%
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

                                                      2000            1999            1998
                                                  --------        --------         -------
Net income:
    As reported                                   $  3,372        $  6,454         $ 6,678
    Pro forma                                     $  3,084        $  6,389         $ 6,608
Net income per share:
    As reported - basic                           $   0.56        $   1.03         $  1.07
    As reported - diluted                         $   0.56        $   1.02         $  1.06
    Pro forma - basic                             $   0.51        $   1.02         $  1.06
    Pro forma - diluted                           $   0.51        $   1.01         $  1.05


NOTE 12 - LITIGATION SETTLEMENT AWARD:

In September 1997, the Company recovered approximately $4.7 million, net of attorney fees, from settlement of litigation with its insurer to recover losses from two former gold jewelry manufacturers. This litigation award is included in other income for fiscal 1998.

NOTE 13 - STOCKHOLDERS' EQUITY:

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

Stock Repurchase Program

In September 1998, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. During fiscal 1999, the Company repurchased 95,000 shares for an aggregate price of approximately $576,000. In fiscal 2000, the Company's Board of Directors authorized the repurchase of an additional 300,000 shares of the Company's stock. During fiscal 2000, the Company repurchased 415,830 shares for an aggregate price of approximately $3.3 million.

Note Receivable from Stock Sale

The note receivable from stock sale results from the exercise of stock options by the Company's Chief Operating Officer for a note. The note is a full recourse promissory note bearing interest at 7.35% and is secured by the stock issued upon exercise of the stock options. Interest is payable quarterly and principal is due in full on August 14, 2001.

NOTE 14. DISCONTINUED OPERATIONS:

In January 2000, the Company decided to discontinue its cigar operating segment. As a result, the Company's cigar operations have been classified as discontinued operations for each of the three years ended January 28, 2000. In January 2000, the Company recorded an estimated net loss on disposal of $1,176,000 or $0.19 per share. The loss includes the estimated future results of operations through January 2001, the estimated date of the closure. Major components of the loss on disposal include write down of inventory and property and equipment net of taxes, of $725,000 and $155,000, respectively. The loss represents management's best estimate of the amounts to be realized on the sale of the Company's cigar operations. However, the amounts the Company will ultimately realize on the sale of the Company's cigar operations could differ materially from the amounts estimated.

Revenues of the discontinued cigar segment were $1,543,000 in fiscal 2000, $862,000 in fiscal 1999, and $421,000 in fiscal 1998. These revenues are not included in the revenues as reported in the Consolidated Statements of Income.

Cigar assets classified as available for sale at January 28, 2000 are as follows (in thousands):



Accounts receivable, net                                                            $       95
Inventories                                                                                279
Other current assets                                                                        94
                                                                                    ----------
Assets available for sale                                                           $      468
                                                                                     =========




QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------
(Amounts in thousands, except per share amounts)
                                                                                               Fiscal 2000
                                                                        ---------------------------------------------------
Quarter ended                                                             1st          2nd           3rd             4th
                                                                        ---------------------------------------------------
Net sales                                                               $37,648      $28,327       $54,863          $48,617
Gross margin                                                             $5,766       $4,950       $10,791          $11,327
Net income (loss) from continuing operations                               $666        $(167)       $3,168           $2,226
Net loss from discontinued operations                                     $(221)       $(480)        $(463)         $(1,357)
Net income (loss)                                                          $445        $(647)       $2,705             $869

Per Share Data:
     Basic net income (loss) per share
         Net income (loss) from continuing operations                     $0.11       $(0.03)        $0.54            $0.36
         Net loss from discontinued operations                            (0.04)       (0.08)        (0.08)           (0.22)
                                                                        ---------------------------------------------------
         Net income (loss) per share                                      $0.07       $(0.11)        $0.46            $0.14
                                                                        ===================================================

     Diluted net income (loss) per share
         Net income (loss) from continuing operations                     $0.10       $(0.03)        $0.53            $0.37
         Net loss from discontinued operations                            (0.03)       (0.08)        (0.07)           (0.23)
                                                                        ---------------------------------------------------
         Net income (loss) per share                                      $0.07       $(0.11)        $0.46            $0.14
                                                                        ===================================================


                                                                                             Fiscal 1999
                                                                        ---------------------------------------------------
Quarter ended                                                             1st          2nd           3rd             4th
                                                                        ---------------------------------------------------
Net sales                                                               $41,371      $28,554       $52,964          $46,323
Gross margin                                                             $6,918       $5,105        $9,794           $9,812
Net income (loss) from continuing operations                             $1,399         $271        $3,146           $2,649
Net loss from discontinued operations                                     $(248)       $(270)        $(223)           $(270)
Net income                                                               $1,151           $1        $2,923           $2,379

Per Share Data:
     Basic net income (loss) per share
         Net income from continuing operations                           $0.22         $0.04         $0.49            $0.44
         Net loss from discontinued operations                           (0.04)        (0.04)        (0.03)           (0.05)
                                                                        ---------------------------------------------------
         Net income per share                                            $0.18         $0.00         $0.46            $0.39
                                                                        ===================================================

     Diluted net income (loss) per share
         Net income from continuing operations                           $0.22         $0.04         $0.49            $0.43
         Net loss from discontinued operations                           (0.04)        (0.04)        (0.03)           (0.05)
                                                                        ---------------------------------------------------
         Net income per share                                            $0.18         $0.00         $0.46            $0.38
                                                                        ===================================================


                                OROAMERICA, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         Additions
                                           -------------------------------------
                                                            Charged
                                           Balance at      to costs     Charged                       Balance
                                            beginning           and    to other                     at end of
           Description                      of period      expenses    accounts     Deductions         period
-----------------------------------------------------      --------   ---------   ---------------   ---------
For the year ended January 30, 1998:
Allowance for doubtful accounts              $ 1,582          $763        $142(3)      $ (887)(1)    $ 1,600
Reserve for estimated returns                  8,640             0         402(4)         160 (2)      9,202
Allowance for uncollectible
       vendor advances                           630            50           0              0            680
                                           ----------   -----------  ----------    -----------    -----------
                    Total                    $10,852          $813        $544         $ (727)       $11,482
                                           ==========   ===========  ==========    ===========    ===========


For the year ended January 29, 1999:
Allowance for doubtful accounts               $1,600          $115        $215(5)      $ (130)(1)    $ 1,800
Reserve for estimated returns                  9,202             0           0            795 (2)      9,997
Allowance for uncollectible
       vendor advances                           680             0           0              0            680
                                           ----------   -----------  ----------    -----------    -----------

                    Total                    $11,482          $115        $215         $  665        $12,477
                                           ==========   ===========  ==========    ===========    ===========

For the year ended January 28, 2000:
Allowance for doubtful accounts              $ 1,800          $264         $39(6)      $ (143)(1)    $ 1,960
Reserve for estimated returns                  9,997             0           0           (117)(2)      9,880
Allowance for uncollectible
       vendor advances                           680             0           0                           680
                                           ----------   -----------  ----------    -----------    -----------

                    Total                    $12,477          $264         $39         $ (260)       $12,520
                                           ==========   ===========  ==========    ===========    ===========


(1) Due to debtors' inability to pay, price disputes, shortages and other allowances.

(2) The Company reduces gross sales by the amount of returns processed. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

(3) Includes $150,000 adjustment to miscellaneous accruals, $126,000 write-off of long-term accounts receivable, $98,000 collection on trade receivables previously written-off and $20,000 allowance for doubtful accounts acquired with the Jerry Prince acquisition.

(4)  Estimated return reserve acquired from Jerry Prince transaction.

(5) Includes $117,000 collection on trade receivables previously written-off, $100,000 adjustment to cost of sales and $1,000 write-off of other accounts receivable.

(6) Includes $3,000 collection on trade receivables previously written-off, $100,000 adjustment to cost of sales and $136,000 adjustment to trade accounts receivable.