Form 10-Q
period 2000-04-28
OROAMERICA INC
filed 2000-06-08
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended April 28, 2000.
                                                              ---------------
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _________ to ____________.

         Commission File Number  0-21862


                                OROAMERICA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         Delaware                                               94-2385342
         -------------------------------                    --------------------
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification  No.)

         443 North Varney Street, Burbank, California              91502
         --------------------------------------------             --------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                       SHARES OUTSTANDING AS OF
         CLASS                                               June 5, 2000
         -----                                         ------------------------
         Common Stock, $.001 par value                        5,743,298

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                          QUARTER ENDED April 28, 2000


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                     Page
       Item 1.  Financial Statements
                Consolidated Balance Sheets ..................................     1
                Consolidated Statements of Income ............................     2
                Consolidated Statements of Cash Flows ........................     3
                Notes to Condensed Consolidated Financial Statements .........     4

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................     7


PART II - OTHER INFORMATION

       Items 1 through 5.  Not Applicable

       Item 6.  Exhibits and Reports on Form 8-K .............................    10


SIGNATURES ...................................................................    11

PART I - Financial Information
Item 1.  Financial Statements

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        April 28,     January 28,
(Dollars in thousands, except share amounts)                              2000           2000
-------------------------------------------------------------------------------------------------
ASSETS                                                                 (Unaudited)
Current assets:
    Cash and cash equivalents                                           $ 26,815       $ 26,923
    Accounts receivable less allowance for returns
        and doubtful accounts of $8,765 and $11,840                       20,555         15,270
    Other accounts and notes receivable                                      342            865
    Inventories (Note 2)                                                  13,406         15,846
    Deferred income taxes                                                  3,449          3,449
    Prepaid items and other current assets                                 1,239            780
    Assets available for sale                                                400            468
                                                                        --------       --------
        Total current assets                                              66,206         63,601
Property and equipment, net                                               14,787         15,232
Goodwill and other intangible assets, net                                  4,313          4,428
Patents, net                                                               4,075          4,198
Other assets                                                                 635            635
                                                                        --------       --------
                                                                        $ 90,016       $ 88,094
                                                                        ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $  7,806       $  5,726
    Income taxes payable                                                   1,494          1,092
    Accrued expenses                                                       8,050          8,733
                                                                        --------       --------
        Current and total liabilities                                     17,350         15,551
                                                                        --------       --------
Stockholders' equity:
    Preferred stock, 500,000 shares authorized, $.001 par value;
        none issued and outstanding                                           --             --
    Common stock, 10,000,000 shares authorized, $.001 par value;
        6,370,878 and 6,368,878 shares issued at April 28, 2000
        and January 28, 2000, respectively                                     6              6
    Paid-in capital                                                       43,574         43,564
    Accumulated other comprehensive loss                                     (34)           (34)
    Note receivable from stock sale                                         (190)          (190)
    Treasury stock, 608,580 shares and 510,830 shares at
        April 28, 2000 and January 28, 2000, respectively (Note 4)        (4,459)        (3,841)
    Retained earnings                                                     33,769         33,038
                                                                        --------       --------
         Total stockholders' equity                                       72,666         72,543
                                                                        --------       --------
                                                                        $ 90,016       $ 88,094
                                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
             Thirteen Weeks Ended April 28, 2000 and April 30, 1999
                                   (Unaudited)

                                                              April 28,        April 30,
(Dollars in thousands, except per share amounts)                2000             1999
-----------------------------------------------------------------------------------------
Net sales                                                    $    37,660      $    37,648
Cost of goods sold, exclusive of depreciation                     30,902           31,882
                                                             -----------      -----------
Gross profit                                                       6,758            5,766
Selling, general and administrative, and other expenses            5,214            4,362
                                                             -----------      -----------
Operating income                                                   1,544            1,404
Interest expense                                                     400              294
                                                             -----------      -----------
Income before income taxes                                         1,144            1,110
Provision for income taxes                                           423              444
                                                             -----------      -----------
Net income from continuing operations                                721              666
Net income (loss) from discontinued operations                        10             (221)
                                                             -----------      -----------
Net income                                                   $       731      $       445
                                                             ===========      ===========

Basic net income per share
         Net income from continuing operations               $      0.12      $      0.11
         Net income (loss) from discontinued operations             0.00            (0.04)
                                                             -----------      -----------
         Net income per share                                $      0.12      $      0.07
                                                             ===========      ===========

Diluted net income per share
         Net income from continuing operations               $      0.12      $      0.10
         Net income (loss) from discontinued operations             0.00            (0.03)
                                                             -----------      -----------
         Net income per share                                $      0.12      $      0.07
                                                             ===========      ===========


Weighted average shares outstanding                            5,826,131        6,272,211
Dilutive effect of stock options                                  26,170           79,122
                                                             -----------      -----------
Weighted average shares outstanding assuming dilution          5,852,301        6,351,333
                                                             ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             For the Thirteen
                                                                                Weeks Ended
                                                                          April 28,      April 30
(Dollars in thousands)                                                      2000           1999
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                            $    731       $    445
    Less income (loss) from discontinued operations                             10           (221)
                                                                          --------       --------
    Net income from continuing operations                                      721            666
    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
         Depreciation and amortization                                         890            662
         Provision for losses on accounts receivable                            61            165
         Provision for estimated returns                                    (3,032)        (2,434)
         Loss (gain) on sale of property                                         1            (10)
    Change in assets and liabilities:
         Accounts receivable                                                (2,314)        (3,009)
         Other accounts and notes receivable                                   521            400
         Inventories                                                         2,440          1,269
         Prepaid income taxes and income taxes payable                         362           (498)
         Prepaid items and other current assets                               (419)          (539)
         Accounts payable, accrued expenses and deferred liabilities         1,498         (2,557)
                                                                          --------       --------
              Net cash provided by (used in) operating activities
              of continuing operations                                         729         (5,885)
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                 (224)        (1,315)
         Proceeds from sale of property                                         10             10
         Purchase of available for sale securities                              --           (270)
                                                                          --------       --------
              Net cash used in investing activities of
                  continuing operations                                       (214)        (1,575)
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of treasury stock                                           (618)            --
         Issuance of common stock                                               10             13
                                                                          --------       --------
              Net cash (used in) provided by financing activities
                  of continuing operations                                    (608)            13
                                                                          --------       --------

CASH USED IN DISCONTINUED OPERATIONS                                           (15)          (180)

DECREASE IN CASH AND CASH EQUIVALENTS                                         (108)        (7,627)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            26,923         30,263
                                                                          --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 26,815       $ 22,636
                                                                          ========       ========

Supplemental disclosure of cash flow information:
         Interest paid                                                    $    456       $    274
         Income taxes paid                                                $     53       $    795


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen week periods ended April 28, 2000 and April 30, 1999. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 28, 2000 audited consolidated financial statements. The results of operations for the thirteen-week period ended April 28, 2000 are not necessarily indicative of the results for a full year.

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

         In January 2000, the Company decided to discontinue its cigar operating segment. As a result, the Company's cigar operations have been classified as discontinued operations for all periods presented.

NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands, except per ounce data):

                                            April 28,         January 28,
                                              2000               2000
                                           -----------        -----------
                                           (Unaudited)
         Gold and other raw materials       $  3,220           $  3,264
         Manufacturing costs and other        11,024             13,478
                                            --------           --------
         Jewelry inventories                  14,244             16,742
         LIFO cost less than FIFO cost          (158)              (216)
         Allowance for vendor advances          (680)              (680)
                                            --------           --------
                                            $ 13,406           $ 15,846
                                            ========           ========

         Gold price per ounce               $ 275.05           $ 286.75
                                            ========           ========

         The Company values its jewelry inventories using the last-in, first-out
(LIFO) method.

         The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 365,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until the consigned gold is purchased by the Company.

         At April 28, 2000 and January 28, 2000, the Company held approximately 202,900 and 227,600 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned-gold into finished jewelry products.

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

         The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio, and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (f) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract, and
(g) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At April 28, 2000, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 - NOTES PAYABLE

         The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires August 1, 2000. Available borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. No short-term advances were outstanding at April 28, 2000 or January 28, 2000. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear interest at a rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of April 28, 2000 or January 28, 2000. Stand-by letters of credit outstanding at April 28, 2000 and at January 28, 2000 totaled $1,000,000 and $1,000,000, respectively.

         Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At April 28, 2000, the Company was in compliance with all of the requirements of the revolving credit agreement.

NOTE 4 - STOCK REPURCHASE PROGRAM

         In fiscal 1999, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. During the quarter ended April 28, 2000, the Board of Directors authorized the Company to repurchase an additional 300,000 shares for a total of 900,000 shares authorized for repurchase. During the quarter ended April 28, 2000, the Company repurchased 97,750 shares for an aggregate price of approximately $618,000. At April 28,2000, the Company has repurchased a total of 608,580 shares at an approximate cost of $4.5 million.

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

                                                    As a Percentage of Net Sales
                                                    ----------------------------
                                                        Thirteen Weeks Ended
                                                    April 28,          April 30,
                                                      2000               1999
                                                    ---------          ---------
Net sales                                              100.0%             100.0%
Cost of goods sold                                      82.1               84.7
                                                    --------           --------
Gross profit                                            17.9               15.3
Selling, general and administrative,
 and other expenses                                     13.8               11.6
                                                    --------           --------
Operating income                                         4.1                3.7
Interest expense                                         1.1                0.8
                                                    --------           --------
Income before income taxes                               3.0                2.9
Provision for income taxes                               1.1                1.2
                                                    --------           --------
Net income from continuing operations                    1.9                1.7
Net income (loss)from discontinued operations            0.0               (0.5)
                                                    --------           --------
Net income                                               1.9%               1.2%
                                                    ========           ========


THIRTEEN WEEKS ENDED APRIL 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED APRIL 30, 1999

         Net sales for the thirteen weeks ended April 28, 2000 increased by $12,000, or 0.03%, from the comparable period of the prior year.

         Gross profit for the thirteen-week period ended April 28, 2000 increased by $992,000 or 17.2%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 15.3% for the thirteen-week period ended April 30, 1999 to 17.9% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on the cost of goods sold, the gross margin for the thirteen-week periods ended April 28, 2000 and April 30, 1999 would have been 18.0% and 15.3% of sales, respectively. The increase on a comparable basis was due to reduced internal production and purchasing costs. The gold prices used to cost inventory at January 28, 2000, April 28, 2000, January 29, 1999 and April 30, 1999, were $286.75, $275.05, $285.40 and $286.60, respectively.

         Selling, general and administrative, and other expenses include bad debt expense, depreciation and amortization expense, and other income or other expense, in addition to selling, general and administrative expenses. Selling, general and administrative, and other expenses for the thirteen weeks ended April 28, 2000, increased by $852,000, or 19.5%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 11.6% in the thirteen weeks ended April 30, 1999 to 13.8% in the thirteen weeks ended April 28, 2000. The increase in the dollar amount of selling, general and administrative, and other expenses is primarily attributable to increased personnel costs of $429,000, increased consulting and professional expenses of $380,000, and increased depreciation and amortization expense of $242,000, offset by decreased bad debt expense of $104,000. Personnel costs have increased primarily due to expanded sales efforts related to new and existing customers and to increased product development activities. Consulting and professional services have increased due to expanded use of computer consultants and increased legal fees related to certain ongoing litigation.

         The effective tax rate in the thirteen weeks ended April 28, 2000 was 37.0% as compared to 40.0% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program, and borrowings under its revolving credit facilities. A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 365,000 ounces at April 28, 2000 and is subject to fluctuations based on changes in the market value of gold. As of April 28, 2000, the Company held approximately 202,900 ounces of gold on consignment.

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

         Net accounts receivable increased from $15.3 million at January 28, 2000 to $20.6 million at April 28, 2000. The allowance for returns and doubtful accounts decreased from $11.8 million at January 28, 2000 to $8.8 million at April 28, 2000. The decrease in the amount of the allowance at April 28, 1999 is primarily attributable to seasonal adjustments in the reserve for returns.

         Total inventories decreased from $15.8 million at January 28, 2000 to $13.4 million at April 28, 2000. The decrease is primarily attributable to the decrease in the manufacturing cost component of the Company's jewelry inventories. At April 28, 2000, a substantial portion of the gold included in the Company's finished goods and work-in-process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable increased from $5.7 million at January 28, 2000 to $7.8 million at April 28, 2000. This increase is primarily attributable to seasonal gold purchases and the timing of payments thereon. Accrued expenses decreased from $8.7 million at January 28, 2000 to $8.0 million at April 28, 2000. This decrease is primarily due to the payment of payroll liabilities and decreased advertising accruals, offset by an increase in customer warehouse allowance accruals.

         The Company incurred capital expenditures of approximately $224,000 for the quarter ended April 28, 2000, principally related to computer equipment and facility improvements. The Company expects to incur capital expenditures of approximately $1.3 million during the balance of fiscal 2001, principally for the acquisition of computerized distribution systems, and manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

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




OROAMERICA, INC.



Date:    June 6, 2000               By:  SHIU SHAO
         ------------                    ---------------------------------------
                                         SHIU SHAO, Chief Operating Officer,
                                         Chief Financial Officer, Vice President
                                         and Director



Date:    June 6, 2000               By:  BETTY SOU
         ------------                    ---------------------------------------
                                         BETTY SOU, Controller