Form 10-Q
period 2000-07-28
OROAMERICA INC
filed 2000-09-08
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended July 28, 2000.
                                                 --------------

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the transition period from          to          .
                                                         ---------   ----------

     Commission File Number 0-21862
                            -------


                                OROAMERICA, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 94-2385342
       ----------------------                        ----------------
  (State or other jurisdiction)            (I.R.S. Employer Identification  No.)
of incorporation or organization)

443 North Varney Street, Burbank, California              91502
--------------------------------------------           ----------
  (Address of principal executive offices)             (Zip Code)

 (818) 848-5555
----------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                   SHARES OUTSTANDING AS OF
         CLASS                                          September 5, 2000
         -----                                ----------------------------------
         Common Stock, $.001 par value                    5,547,398

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                           QUARTER ENDED July 28, 2000


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                                        Page
                                                                                                     ------
     Item 1.      Financial Statements
                  Consolidated Balance Sheets ...................................................       1
                  Consolidated Statements of Income .............................................       2
                  Consolidated Statements of Cash Flows..........................................       3
                  Notes to Consolidated Financial Statements  ...................................     4 - 6

     Item 2       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................     7 -11


PART II - OTHER INFORMATION

     Items 1 through 3.     Not Applicable

     Item 4       Submission of Matters to a Vote of  Security Holders...........................      12

     Item 5.      Not Applicable

     Item 6.      Exhibits and Reports on Form 8-K...............................................      12

SIGNATURES        ...............................................................................      13

PART I - Financial Information
Item 1.  Financial Statements
                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    July 28,   January 28,
(Dollars in thousands, except share amounts)                          2000        2000
------------------------------------------------------------------------------------------
ASSETS                                                             (Unaudited)
Current assets:
    Cash and cash equivalents                                        $ 29,823     $ 26,923
    Accounts receivable less allowance for returns
        and doubtful accounts of $6,403 and $11,840                    11,678       15,270
    Other accounts and notes receivable                                   428          865
    Inventories (Note 2)                                               14,759       15,846
    Deferred income taxes                                               3,449        3,449
    Prepaid items and other current assets                              1,515          780
    Assets available for sale                                             426          468
                                                                     --------     --------
        Total current assets                                           62,078       63,601
Property and equipment, net                                            14,530       15,232
Goodwill and other intangible assets, net                               4,198        4,428
Patents, net                                                            3,953        4,198
Other assets                                                              557          635
                                                                     --------     --------
                                                                     $ 85,316     $ 88,094
                                                                     ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $  5,225     $  5,726
    Income taxes payable                                                1,089        1,092
    Accrued expenses                                                    7,541        8,733
                                                                     --------     --------
        Current and total liabilities                                  13,855       15,551
                                                                     --------     --------
Stockholders' equity:
    Preferred stock, 500,000 shares authorized, $.001 par value;
        none issued and outstanding                                        --           --
    Common stock, 10,000,000 shares authorized, $.001 par value;
       6,370,878 and 6,368,878 shares issued at July 28, 2000
        and January 28, 2000, respectively                                  6            6
    Paid-in capital                                                    43,574       43,564
    Accumulated other comprehensive loss                                  (67)         (34)
    Note receivable from stock sale                                      (190)        (190)
    Treasury stock, 706,280 shares and 510,830 shares at
        July 28, 2000 and January 28, 2000, respectively (Note 4)      (5,116)      (3,841)
    Retained earnings                                                  33,254       33,038
                                                                     --------     --------
         Total stockholders' equity                                    71,461       72,543
                                                                     --------     --------
                                                                     $ 85,316     $ 88,094
                                                                     ========     ========

     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Periods Ended July 28, 2000 and July 30, 1999
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                 For the                         For the
                                                           Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                       ---------------------------     ---------------------------
                                                         July 28,        July 30,        July 28,        July 30,
                                                           2000            1999            2000            1999
                                                       -----------     -----------     -----------     -----------

Net sales                                              $    26,448     $    28,327     $    64,108     $    65,975
Cost of goods sold, exclusive of depreciation               21,885          23,418          52,787          55,376
                                                       -----------     -----------     -----------     -----------
Gross profit                                                 4,563           4,909          11,321          10,599

Selling, general and administrative expenses                 5,281           4,426           9,990           8,352
Depreciation and amortization expense                          865             670           1,756           1,332
Interest expense                                               406             295             806             589
Other income                                                (1,103)           (205)         (1,489)           (507)
                                                       -----------     -----------     -----------     -----------
    Total expenses                                           5,449           5,186          11,063           9,766
                                                       -----------     -----------     -----------     -----------

(Loss) income from continuing operations
     before income taxes                                      (886)           (277)            258             833
(Benefit) provision for income taxes                          (328)           (110)             95             334
                                                       -----------     -----------     -----------     -----------
Net (loss) income from continuing operations                  (558)           (167)            163             499
Net income (loss) from discontinued operations                  43            (480)             53            (701)
                                                       -----------     -----------     -----------     -----------
Net (loss) income                                      $      (515)    $      (647)    $       216     $      (202)
                                                       ===========     ===========     ===========     ===========

Basic net income (loss) per share:
     Net income (loss) from continuing operations      $     (0.10)    $     (0.03)    $      0.03     $      0.07
     Net income (loss) from discontinued operations           0.01           (0.08)           0.01           (0.11)
                                                       -----------     -----------     -----------     -----------
     Net income (loss) per share                       $     (0.09)    $     (0.11)    $      0.04     $     (0.04)
                                                       ===========     ===========     ===========     ===========

Diluted net income (loss) per share:
     Net income (loss) from continuing operations      $     (0.10)    $     (0.03)    $      0.03     $      0.07
     Net income (loss) from discontinued operations           0.01           (0.08)           0.01           (0.11)
                                                       -----------     -----------     -----------     -----------
     Net income (loss) per share                       $     (0.09)    $     (0.11)    $      0.04     $     (0.04)
                                                       ===========     ===========     ===========     ===========



Weighted average shares outstanding                      5,718,565       6,068,878       5,772,348       6,170,545
Dilutive effect of stock options                                --              --          33,277              --
                                                       -----------     -----------     -----------     -----------
Weighted average shares outstanding
  assuming dilution                                      5,718,565       6,068,878       5,805,625       6,170,545
                                                       ===========     ===========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the Twenty-six Weeks Ended
                                                                        July 28,     July 30,
(Dollars in thousands)                                                    2000         1999
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $    216     $   (202)
    Less income (loss) from discontinued operations                           53         (701)
                                                                        --------     --------
    Net income from continuing operations                                    163          499
    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
         Depreciation and amortization                                     1,756        1,332
         Provision for losses on accounts receivable                         226          330
         Provision for estimated returns                                  (5,467)      (3,430)
         Gain on sale of property                                           (696)         (10)
    Change in assets and liabilities:
         Accounts receivable                                               8,834       10,755
         Other accounts and notes receivable                                 258          320
         Inventories                                                       1,087       (3,989)
         Prepaid income taxes and income taxes payable                      (408)        (960)
         Prepaid items and other current assets                             (286)        (516)
         Accounts payable, accrued expenses and deferred liabilities      (1,445)      (5,002)
                                                                        --------     --------
              Net cash provided by (used in) operating activities
              of continuing operations                                     4,022         (671)
                                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                               (666)      (3,513)
         Proceeds from sale of property                                      772           10
         Purchase of available for sale securities                          --           (270)
                                                                        --------     --------
              Net cash used in investing activities of
                  continuing operations                                      106       (3,773)
                                                                        --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of treasury stock                                       (1,275)      (1,764)
         Issuance of common stock                                             10           13
                                                                        --------     --------
              Net cash used in financing activities
                  of continuing operations                                (1,265)      (1,751)
                                                                        --------     --------

CASH PROVIDED BY DISCONTINUED OPERATIONS                                      37           21
                                                                        --------     --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           2,900       (6,174)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          26,923       30,263
                                                                        --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 29,823     $ 24,089
                                                                        ========     ========

Supplemental disclosure of cash flow information:
         Interest paid                                                  $    829     $    494
         Income taxes paid                                              $    472     $    826


     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and twenty-six week periods ended July 28, 2000 and July 30, 1999. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 28, 2000 audited consolidated financial statements. The results of operations for the thirteen and twenty-six week periods ended July 28, 2000 are not necessarily indicative of the results for a full year.

Net income (loss) per share

         Basic net income (loss) per share excludes all dilution and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the twenty-six week period ended July 28, 2000, diluted net income per share includes the dilutive effect of stock options. For the thirteen and twenty-six week periods ended July 30, 1999, and the thirteen week period ended July 28, 2000, the assumed exercise of stock options would have been anti-dilutive and, therefore, was not considered in the computation of diluted net loss per share.

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

NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands, except per ounce data):

                                    July 28,    January 28,
                                      2000         2000
                                    --------     --------
                                  (Unaudited)
   Gold and other raw materials     $  3,628     $  3,264
   Manufacturing costs and other      11,823       13,478
                                    --------     --------
   Jewelry inventories                15,451       16,742
   LIFO cost less than FIFO cost         (12)        (216)
   Allowance for vendor advances        (680)        (680)
                                    --------     --------
                                    $ 14,759     $ 15,846
                                    ========     ========

   Gold price per ounce             $ 278.10     $ 286.75
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

         At July 28, 2000 and January 28, 2000, respectively, the Company held approximately 216,900 and 227,600 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and no related liability is recorded on the Company's balance sheet. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

         The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements
(a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) limit the repurchase of treasury stock, (e) prohibit the Company from engaging in mergers and acquisitions without prior approval, (f) require the Company to maintain and assign as additional collateral key man life insurance on its chief executive officer in the amount of $5.0 million, (g) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract and (h) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At July 28, 2000, the Company was in compliance with all of the requirements of its consignment agreements.


NOTE 3 - NOTES PAYABLE

         The Company has a $10 million revolving credit facility with Bank of America, NT & SA, which expires November 1, 2000. Borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. No short-term advances were outstanding at July 28, 2000 or January 28, 2000. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear interest at a rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of July 28, 2000 or January 28, 2000. Stand-by letters of credit outstanding at July 28, 2000 and at January 28, 2000 totaled $1,000,000 and $1,000,000, respectively.

         Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At July 28, 2000, the Company was in compliance with all of the requirements of the revolving credit agreement.

NOTE 4 - STOCK REPURCHASE PROGRAM

         In fiscal 1999, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. The Board of Directors has twice authorized the Company to repurchase an additional 300,000 shares for a total of 900,000 shares authorized for repurchase. During the twenty-six weeks ended July 28, 2000, the Company repurchased 195,450 shares for an aggregate price of approximately $1.3 million. At July 28, 2000, the Company has repurchased a total of 706,280 shares at an approximate cost of $5.1 million under the program.

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

                                        AS A PERCENTAGE OF NET SALES
                               -----------------------------------------------
                               THIRTEEN WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                JULY 28,   JULY 30,      JULY 28,   JULY 30,
                                 2000        1999          2000       1999
                               --------    --------      --------   --------
Net sales                        100.0%     100.0%        100.0%     100.0%
Cost of goods sold                82.7       82.7          82.3       83.9
                                 -----      -----         -----      -----
Gross profit                      17.3       17.3          17.7       16.1

Selling, general and
     administrative expenses      20.0       15.6          15.6       12.8
Depreciation and amortization      3.3        2.4           2.7        2.0
Interest expense                   1.5        1.0           1.3        0.9
Other income                      (4.2)      (0.7)         (2.3)      (0.8)
                                 -----      -----         -----      -----
Total expense                     20.6       18.3          17.3       14.9
                                 -----      -----         -----      -----

(Loss) income before
     income taxes                 (3.3)      (1.0)          0.4        1.2
(Benefit) provision for
     income taxes                 (1.2)      (0.4)          0.1        0.5
                                 -----      -----         -----      -----
Net (loss) income from con-
     tinuing operations           (2.1)      (0.6)          0.3        0.7
Net income (loss) from dis-
     continued operations          0.2       (1.7)          0.0       (1.0)
                                 -----      -----         -----      -----
Net income (loss)                 (1.9)%     (2.3)%         0.3%      (0.3)%
                                 =====      =====         =====      =====


THIRTEEN WEEKS ENDED JULY 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 30,
1999.

         Net sales for the thirteen weeks ended July 28, 2000 decreased by $1.9 million, or 6.6%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold. The decrease results from inventory reductions by certain major retailers.

         Gross profit for the thirteen weeks ended July 28, 2000 decreased by $346,000, or 7.0%, from the comparable period of the prior year. As a percentage of net sales, gross profit was 17.3% for the current quarter and the second quarter of fiscal 2000. Excluding the effects of LIFO reserve adjustments on cost of goods sold, the gross margin for the thirteen-week periods ended July 28, 2000 and July 30, 1999 would have been 16.7% and 13.8%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at July 28, 2000, April 28, 2000, July 30, 1999, and April 30, 1999 were $278.10, $275.05, $255.60, and $286.60, respectively.

         Selling, general and administrative expenses for the thirteen weeks ended July 28, 2000 increased by $855,000, or 19.3%, from the comparable period of the prior year. This increase is primarily attributable to increased personnel costs of $426,000, increased selling and product expense of $299,000, and increased consulting and outside services expense of $161,000. Personnel costs have risen due to increased head count from expanded product development and customer service activities. Selling and product expenses have increased due to expanded sales efforts at trade shows and increased magazine and catalog advertising of the Company's products, including the new the PushlockTM clasp. Consulting services have increased primarily due to expanded use of computer consultants.

         Depreciation and amortization expense for the thirteen weeks ended July 28, 2000 increased $195,000, or 29.1%, from the comparable period of the prior year. This increase is due to additional depreciation expense from fiscal 2000 capital expenditures, which totaled approximately $6.9 million.

         Interest expense for the thirteen weeks ended July 28, 2000 increased approximately $111,000, or 37.6%, from the comparable period of the prior year due to an increase in gold forward purchase contracts outstanding and an increase in rates charged thereon.

         Other income for the thirteen weeks ended July 28, 2000 increased by $898,000, or 438.0%, from the comparable period of the prior year. This increase is primarily due to the gain resulting from the sale of certain jewelry machinery and from increased interest income on invested funds.

         The effective tax rate in the thirteen weeks ended July 28, 2000 was 37% compared to 40% in the comparable period of the prior year.

         Net income from discontinued operations for the thirteen weeks ended July 28, 2000 was $43,000 compared to a net loss of $480,000 for the same period of the prior year. The increase on a comparable basis was due to the write-off of assets related to the Company's Beverly Hills cigar store, which was closed in June 1999. No similar write-off of assets took place in the current quarter.

TWENTY-SIX WEEKS ENDED JULY 28, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 30, 1999.

         Net sales for the twenty-six weeks ended July 28, 2000 decreased by $1.9 million, or 2.8%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold. The decrease results from inventory reductions by certain major retailers.

         Gross profit for the twenty-six weeks ended July 28, 2000 increased by $722,000, or 6.8%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 16.1% for the twenty-six weeks ended July 30, 1999, to 17.7% for the current period. Excluding the effects of LIFO reserve adjustments on cost of goods sold, the gross margin for the twenty-six week periods ended July 28, 2000 and July 30, 1999 would have been 17.3% and 14.6%, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at July 28, 2000, January 28, 2000, July 30, 1999, and January 29, 1999 were $278.10, $286.75,
$255.60, and $285.40, respectively.

         Selling, general and administrative expenses for the twenty-six weeks ended July 28, 2000 increased by $1,638,000, or 19.6%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative expenses is primarily attributable to increased personnel costs of $898,000, increased consulting and professional services expense of $528,000, and increased selling and product expense of $322,000. Personnel costs have risen due to expanded product development activities. Selling and product expenses have increased due to expanded sales efforts at trade shows and expanded magazine and catalog advertising of the Company's products, including the new PushlockTM clasp. Consulting and professional service expense has risen due to increased use of computer consultants and increased legal fees related to certain ongoing litigation.

         Depreciation and amortization expense for the twenty-six weeks ended July 28, 2000 has increased $424,000, or 31.8%, from the comparable period of the prior year. This increase is due to additional depreciation expense from fiscal 2000 capital expenditures, which totaled approximately $6.9 million.

         Interest expense for the twenty-six weeks ended July 28, 2000 increased approximately $217,000, or 36.8%, from the comparable period of the prior year. Interest expense increased due to an increase in gold forward purchase contracts outstanding and an increase in rates charged thereon.

         Other income for the twenty-six weeks ended July 28, 2000 increased by $982,000, or 193.7%, from the comparable period of the prior year. This increase is primarily due to the gain resulting from the sale of certain jewelry machinery and from increased interest income on invested funds.

         The effective tax rate in the twenty-six weeks ended July 28, 2000 was 37% tax rate expense compared to a 40% tax rate benefit in the comparable period of the prior year.

         Net income from discontinued operations for the twenty-six weeks ended July 28, 2000 was $53,000 compared to a net loss of $701,000 for the comparable period of the prior year. The increase on a comparable basis was due to the write-off of assets related to the Company's Beverly Hills cigar store, which was closed in June 1999. No similar write-off of assets took place in the current period.

Liquidity and Capital Resources

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

         A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 365,000 ounces at July 28, 2000 and is subject to fluctuations based on changes in the market value of gold. At July 28, 2000, the Company held approximately 216,900 ounces of gold on consignment.

         The Company has a $10 million revolving credit facility with Bank of America NT & SA, which expires November 1, 2000. Available borrowings may not exceed the lessor of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility.

         For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Consolidated Financial Statements and the Company's January 28, 2000 audited consolidated financial statements.

         Net accounts receivable decreased from $15.3 million at January 28, 2000 to $11.7 million at July 28, 2000. The decrease in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $11.8 million at January 28, 2000 to $6.4 million at July 28, 2000. The decrease in the amount of the allowance at July 28, 2000 is primarily attributable to seasonal adjustments in the reserve for returns.

         Inventories decreased from $15.8 million at January 28, 2000 to $14.8 million at July 28, 2000. This decrease is primarily attributable to a decline in the manufacturing component of the Company's jewelry inventories. At July 28, 2000, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable decreased from $5.7 million at January 28, 2000 to $5.2 million at July 28, 2000. This decrease is primarily attributable to seasonal gold purchases and the timing of payments thereon. Accrued expenses decreased from $8.7 million at January 28, 2000 to $7.5 million at July 28, 2000. This decrease is primarily due to the payment of payroll liabilities and decreased cooperative advertising accruals.

         The Company incurred capital expenditures of approximately $700,000 for the twenty-six weeks ended July 28, 2000, principally related to computer equipment and facility improvements. The Company expects to incur capital expenditures of $1.0 million during the balance of fiscal 2001, principally for the acquisition of manufacturing facilities and equipment, and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of the Company was held on June 8, 2000. At the Annual Meeting, Guy Benhamou, Bertram K. Massing, Shiu Shao, David
P. Rousso, and John Arzoian were elected as directors of the Company. Of the 5,680,899 shares of common stock represented in person or by proxy at the Annual Meeting, Messrs. Benhamou, Massing, Shao, Rousso, and Arozian received 5,650,199, 5,397,199, 5,650,799, 5,650,099 and 5,650,299 votes in favor of election, respectively.

                  At the Annual Meeting, the stockholders also approved the proposal to ratify the selection of PricewaterhouseCoopers LLP as independent accountants for fiscal 2001, such proposal receiving 5,418,299 votes for approval and 262,600 votes against approval.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         27       Financial Data Schedule.

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




OROAMERICA, INC.



Date:    September 6, 2000         By:      SHIU SHAO
         -----------------                  ------------------------------------
                                            SHIU SHAO,
                                            Director,
                                            Chief Operating Officer,
                                            Chief Financial Officer,
                                            and Vice President




Date:    September 6, 2000         By:      BETTY SOU
         -----------------                  ------------------------------------
                                            BETTY SOU, Controller