Form 10-Q
period 2000-10-27
OROAMERICA INC
filed 2000-12-07
CIK 824435

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended October 27, 2000.
                                                           ----------------

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to
      _________________.

      Commission File Number  0-21862
                              -------


                                OROAMERICA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      94-2385342
-------------------------                           --------------
(State or other jurisdiction)            (I.R.S. Employer Identification  No.)
of incorporation or organization)

443 NORTH VARNEY STREET, BURBANK, CALIFORNIA                        91502
--------------------------------------------                      --------
(Address of principal executive offices)                         (Zip Code)

(818) 848-5555
--------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                               SHARES OUTSTANDING AS OF
     CLASS                                          DECEMBER 4, 2000
     -----                                  ------------------------------
     Common Stock, $.001 par value                       5,294,598

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                         QUARTER ENDED October 27, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets.............................      1
              Consolidated Statements of Income.......................      2
              Consolidated Statements of Cash Flows...................      3
              Notes to Consolidated Financial Statements..............    4 - 6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................    7 - 11


PART II - OTHER INFORMATION

     Items 1. through 5.     Not Applicable

     Item  6. Exhibits and Reports on Form 8-K........................     12

SIGNATURES    ........................................................     13

PART I - Financial Information
Item 1.  Financial Statements

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          October 27,        January 28,
(DOLLARS IN THOUSANDS)                                                          2000               2000
---------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                             $   10,818          $   26,923
    Accounts receivable less allowance for returns
        and doubtful accounts of $9,701 and $11,840                           33,623              15,270
    Other accounts and notes receivable                                          610                 865
    Inventories (Note 2)                                                      15,991              15,846
    Deferred income taxes                                                      3,449               3,449
    Prepaid items and other current assets                                     1,358                 780
    Assets available for sale                                                    144                 468
                                                                          ----------          ----------
        Total current assets                                                  65,993              63,601
Property and equipment, net                                                   14,199              15,232
Goodwill and other intangible assets, net                                      4,083               4,428
Patents, net                                                                   3,831               4,198
Other assets                                                                     556                 635
                                                                          ----------          ----------
                                                                          $   88,662          $   88,094
                                                                          ==========          ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $    4,459          $    5,726
    Income taxes payable                                                       2,282               1,092
    Accrued expenses                                                           9,872               8,733
                                                                          ----------          ----------
        Current and total liabilities                                         16,613              15,551
                                                                          ----------          ----------
Stockholders' equity:
    Preferred stock, 500,000 shares authorized, $.001 par
      value; none issued and outstanding                                           -                   -
    Common  stock,  10,000,000  shares  authorized,   $.001  par
      value; 6,370,878 and 6,368,878 shares issued at October 27,
      2000 and January 28, 2000, respectively                                      6                   6
    Paid-in capital                                                           43,574              43,564
    Accumulated other comprehensive loss                                         (67)                (34)
    Note receivable from stock sale                                             (190)               (190)
    Treasury stock, 906,480 shares and 510,830 shares at
      October 27, 2000 and January 28, 2000, respectively
      (Note 5)                                                                (6,561)             (3,841)
    Retained earnings                                                         35,287              33,038
                                                                          ----------          ----------
        Total stockholders' equity                                            72,049              72,543
                                                                          ----------          ----------
                                                                          $   88,662          $   88,094
                                                                          ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               Periods Ended October 27, 2000 and October 29, 1999
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                      For the                       For the
                                                               Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                           October 27,     October 29,      October 27,      October 29,
                                                                 2000            1999             2000             1999
                                                            ----------    ------------    -------------      ----------

Net sales                                                   $   48,214    $     54,863    $     112,322      $  120,838
Cost of goods sold, exclusive of depreciation                   38,979          44,144           91,766          99,520
                                                            ----------    ------------    -------------      ----------
Gross profit                                                     9,235          10,719           20,556          21,318
                                                            ----------    ------------    -------------      ----------

Selling, general and administrative expenses                     5,188           4,386           15,177          12,739
Depreciation and amortization expense                              848             794            2,604           2,126
Interest expense                                                   579             746            1,385           1,334
Other income                                                      (314)           (181)          (1,802)           (688)
                                                            ----------    ------------    -------------      ----------
Total expenses                                                   6,301           5,745           17,364          15,511
                                                            ----------    ------------    -------------      ----------
Income from continuing operations before
    income taxes                                                 2,934           4,974            3,192           5,807
Provision for income taxes                                       1,086           1,806            1,181           2,139
                                                            ----------    ------------    -------------      ----------
Net income from continuing operations                            1,848           3,168            2,011           3,668
Net income (loss) from discontinued operations                     185            (463)             238          (1,164)
                                                            ----------    ------------    -------------      ----------
Net income                                                  $    2,033    $      2,705    $       2,249      $    2,504
                                                            ==========    ============    =============      ==========

Basic net income (loss) per share:
     Net income from continuing operations                  $    0.33     $       0.54    $        0.35      $     0.60
     Net income (loss) from discontinued operations              0.04            (0.08)            0.04           (0.19)
                                                            ---------     ------------    -------------      ----------
     Net income per share                                   $    0.37     $       0.46    $        0.39      $     0.41
                                                            =========     ============    =============      ==========

Diluted net income (loss) per share:
     Net income from continuing operations                  $    0.33     $       0.53    $        0.35      $     0.60
     Net income (loss) from discontinued operations              0.04            (0.07)            0.04           (0.19)
                                                            ---------     ------------    -------------      ----------
     Net income per share                                   $    0.37     $       0.46    $        0.39      $     0.41
                                                            =========     ============    =============      ==========

Weighted average shares outstanding                          5,519,731       5,896,158        5,687,642       6,079,082
Dilutive effect of stock options                                34,296          30,047           33,864          29,297
                                                            ----------    ------------    -------------      ----------
Weighted average shares outstanding
  assuming dilution                                          5,554,027       5,926,205        5,721,506       6,108,379
                                                            ==========    ============    =============      ==========

     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Thirty-nine Weeks Ended
                                                                                                 October 27,         October 29,
(DOLLARS IN THOUSANDS)                                                                                2000                1999
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                 $       2,249       $       2,504
    Less income (loss) from discontinued operations                                                      238              (1,164)
                                                                                               -------------       -------------
    Net income from continuing operations                                                              2,011               3,668
    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
         Depreciation and amortization                                                                 2,604               2,126
         Provision for losses on accounts receivable                                                     141                  99
         Provision for estimated returns                                                              (2,004)               (152)
         (Gain) loss on sale of property                                                                (696)                 20
    Change in assets and liabilities:
         Accounts receivable                                                                         (16,073)            (20,383)
         Other accounts and notes receivable                                                             150                   5
         Inventories                                                                                    (145)             (3,323)
         Prepaid income taxes and income taxes payable                                                   785                 611
         Prepaid items and other current assets                                                          (77)               (341)
         Accounts payable, accrued expenses and deferred liabilities                                     240               3,042
                                                                                               -------------       -------------
              Net cash used in operating activities of
                  continuing operations                                                              (13,064)            (14,628)
                                                                                               -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                           (952)             (5,054)
         Proceeds from sale of property                                                                  772                  10
         Purchase of available for sale securities                                                         -                (270)
                                                                                               -------------       --------------
              Net cash used in investing activities of
                  continuing operations                                                                 (180)             (5,314)
                                                                                               -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Gross borrowings under line-of-credit agreement                                                   -               5,700
         Purchase of treasury stock                                                                   (2,720)             (3,265)
         Issuance of common stock                                                                         10                  13
                                                                                               -------------       -------------
              Net cash (used  in) provided by financing activities of
                  continuing operations                                                               (2,710)              2,448
                                                                                               -------------       -------------

CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                                      (151)                 21
                                                                                               -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                                (16,105)            (17,473)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      26,923              30,263
                                                                                               -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $      10,818       $      12,790
                                                                                               =============       =============

     See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen and thirty-nine week periods ended October 27, 2000 and October 29, 1999. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 28, 2000 audited consolidated financial statements. The results of operations for the thirteen and thirty-nine week periods ended October 27, 2000 are not necessarily indicative of the results for a full year.

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

         Supplemental cash flow information and non-cash investing and financing activities are as follows:

                                                                        For the Thirty-nine weeks ended
                                                             -----------------------------------------------
(in thousands)                                               October 27, 2000                October 29,1999
------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
         Interest                                              $1,308                           $986
         Taxes                                                   $480                           $839
Non-cash investing and financing activities
         Insurance claim (Note 3)                              $    -                         $1,426

NOTE 2 - INVENTORIES

         Inventories consist of the following (in thousands, except per ounce data):

                                                        October 27,               January 28,
                                                           2000                      2000
                                                       -------------             -------------
                                                        (Unaudited)

         Gold and other raw materials                  $       3,090             $       3,264
         Manufacturing costs and other                        13,620                    13,478
                                                       -------------             -------------
         Jewelry inventories                                  16,710                    16,742
         LIFO cost less than FIFO cost                           (39)                     (216)
         Allowance for vendor advances                          (680)                     (680)
                                                       -------------             -------------
                                                       $      15,991             $      15,846
                                                       =============             =============
         Gold price per ounce                          $      263.80             $      286.75
                                                       =============             =============


            The Company values its jewelry inventories using the last-in, first-out (LIFO) method.

         The Company has several consignment agreements with gold consignors providing for a maximum aggregate consignment of 365,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

         At October 27, 2000 and January 28, 2000, the Company held approximately 234,700 and 227,600 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and no related liability is recorded on the Company's balance sheet. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

         The gold consignment agreements require the Company to comply with certain covenants, as defined under the agreements. At October 27, 2000, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 -INSURANCE CLAIM

         In fiscal 2000, the Company had a number of disputes with its former Indonesian partner. In connection with this, the Company was prevented access to its Indonesian tobacco inventories, which approximated $1.4 million at October 29, 1999. As a result, the Company filed a claim under its insurance policy for the recovery of cost of the related inventories. The Company's insurance carrier paid the claim in full in January 2000.

NOTE 4 - NOTES PAYABLE

         The Company has a $20 million revolving credit facility with Bank of America, N.A., which expires February 1, 2001. Available borrowings must not exceed the lesser of $20 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. No short-term advances were outstanding at October 27, 2000 or January 28, 2000. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear interest at a rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of October 27, 2000 or January 28, 2000. Stand-by letters of credit outstanding at October 27, 2000 and at January 28, 2000 totaled $1,000,000 and $1,000,000, respectively.

         Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements. At October 27, 2000, the Company was in compliance with all of the requirements of the revolving credit agreement.

NOTE 5 - STOCK REPURCHASE PROGRAM

         In fiscal 1999, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. Since the inception of the stock repurchase program, the Board of Directors has authorized the Company to repurchase an additional 900,000 shares for a total of 1.2 million shares authorized for repurchase. During the thirty-nine weeks ended October 27, 2000, the Company repurchased 395,650 shares for an aggregate price of approximately $2.7 million. At October 27, 2000, the Company has repurchased a total of 906,480 shares at an approximate cost of $6.6 million under the program.

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

General

         The Company's business, and the jewelry business in general, is highly seasonal. The third and fourth quarters of the Company's fiscal year, which include the Christmas shopping season, historically have accounted for approximately 60% of the Company's annual net sales and a somewhat higher percentage of the Company's income before taxes. The seasonality of the Company's business places a significant demand on working capital resources to provide for a build up of inventory in the third quarter (which is primarily satisfied by an increase in the amount of gold held under consignment) and in turn has led to a seasonal build up in customer receivables in the fourth quarter that may be funded by increased borrowings. Consequently, the results of third quarter operations are not necessarily indicative of the Company's performance for an entire year.

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

                                                                  AS A PERCENTAGE OF NET SALES
                                                                  ----------------------------
                                                   Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                               October 27,      October 29,           October 27,       October 29,
                                                  2000             1999                   2000             1999
                                               ----------       ----------            ----------        ----------
Net sales                                         100.0%             100.0%                100.0%           100.0%
Cost of goods sold                                 80.8               80.5                  81.7             82.4
                                                -------           --------           -----------     ------------
Gross profit                                       19.2               19.5                  18.3             17.6
                                                -------           --------           -----------     ------------
Selling, general and
   administrative expenses                         10.8                8.0                  13.5             10.5
Depreciation and amortization                       1.8                1.4                   2.3              1.8
Interest expense                                    1.2                1.4                   1.2              1.1
Other income                                       (0.7)              (0.3)                 (1.6)            (0.6)
                                                -------           --------           -----------     ------------
Total expense                                      13.1               10.5                  15.4             12.8
                                                -------           --------           -----------     ------------

Income before income taxes                          6.1                9.0                   2.9              4.8
Provision for income taxes                          2.3                3.3                   1.1              1.8
                                                -------           --------           -----------     ------------
Net income from continuing
   operations                                       3.8                5.7                   1.8              3.0
Net income (loss) from
   discontinued operations                          0.4               (0.8)                  0.2             (1.0)
                                                -------           --------           -----------     ------------
Net income                                          4.2%               4.9%                  2.0%             2.0%
                                                =======           ========           ===========     ============


THIRTEEN WEEKS ENDED OCTOBER 27, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 29, 1999.

         Net sales for the thirteen weeks ended October 27, 2000 decreased by $6.6 million, or 12.1%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold. The Company attributes this decrease to certain major retailers managing inventories at reduced levels.

         Gross profit for the thirteen weeks ended October 27, 2000 decreased by $1.5 million, or 13.8%, from the comparable period of the prior year. As a percentage of net sales, gross profit was 19.2% for the current quarter compared to 19.5% for the third quarter of fiscal 2000. Excluding the effects of LIFO reserve adjustments on cost of goods sold, the gross margin for the thirteen-week periods ended October 27, 2000 and October 29, 1999 would have been 19.2% and 21.1%, respectively. The decrease on a comparable basis was due to changes in customer and sales product mix. The gold prices used to cost inventory at October 27, 2000, July 28, 2000, October 29, 1999, and July 30, 1999 were $263.80, $278.10, $299.10, and $255.60, respectively.

         Selling, general and administrative expenses for the thirteen weeks ended October 27, 2000 increased by $802,000, or 18.3%, from the comparable period of the prior year. This increase is primarily attributable to increased personnel costs of $237,000, and increased consulting and professional services expense of $286,000. Personnel costs have risen due to increased head count from expanded product development activities. Consulting services have increased primarily due to expanded use of computer consultants.

         Depreciation and amortization expense for the thirteen weeks ended October 27, 2000 increased $54,000, or 6.8%, from the comparable period of the prior year. This increase is due to additional depreciation expense from fiscal 2000 capital expenditures, which totaled approximately $6.9 million.

         Interest expense for the thirteen weeks ended October 27, 2000 decreased approximately $167,000, or 22.4%, from the comparable period of the prior year. This decrease results from reduced borrowings under the gold consignment agreements, offset by an increase in gold forward purchase contracts outstanding and an increase in the rates charged thereon.

         Other income for the thirteen weeks ended October 27, 2000 increased by $133,000, or 73.5%, from the comparable period of the prior year. This increase results from increased interest income on invested funds.

         The effective tax rate in the thirteen week periods ended October 27, 2000 and October 29, 1999 was 37%.

         Net income from discontinued operations for the thirteen weeks ended October 27, 2000 was $185,000 compared to a net loss of $463,000 for the same period of the prior year. The increase on a comparable basis was due to legal fees incurred in connection with the Company's insurance claim related to its Indonesian tobacco inventories which were recorded in October 1999 and which were not repeated in the current quarter. During the quarter ended October 27, 2000, the remaining finished cigar inventories were sold.

THIRTY-NINE WEEKS ENDED OCTOBER 27, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 29, 1999.

         Net sales for the thirty-nine weeks ended October 27, 2000 decreased by $8.5 million, or 7.0%, from the comparable period of the prior year. This decrease was primarily attributable to a decrease in the amount of gold jewelry (by weight) sold. The Company attributes this decrease to certain major retailers managing inventories at reduced levels.

         Gross profit for the thirty-nine weeks ended October 27, 2000 decreased by $762,000, or 3.6%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 17.6% for the thirty-nine weeks ended October 29, 1999, to 18.3% for the current period. Excluding the effects of LIFO reserve adjustments on cost of goods sold, the gross margin for the thirty-nine week periods ended October 27, 2000 and October 29, 1999 would have been 18.1% and 17.6%, respectively. The increase on a comparable basis was due to reduced material costs. The gold prices used to cost inventory at October 27, 2000, January 28, 2000, October 29, 1999, and January 29, 1999 were $263.80,
$286.75, $299.10, and $285.40, respectively.

         Selling, general and administrative expenses for the thirty-nine weeks ended October 27, 2000 increased by $2,438,000, or 19.1%, from the comparable period of the prior year. The increase in the amount of selling, general and administrative expenses is primarily attributable to increased personnel costs of $1.1 million, increased consulting and professional services expense of $814,000, and increased selling and product expense of $326,000. Personnel costs have risen due to expanded product development activities. Selling and product expenses have increased due to expanded sales efforts at trade shows and expanded magazine and catalog advertising of the Company's products, including the new PushlockTM clasp, offset by decreased sales commissions. Consulting and professional service expense has risen due to increased use of computer consultants and increased legal fees related to certain ongoing litigation.

         Depreciation and amortization expense for the thirty-nine weeks ended October 27, 2000 has increased $478,000, or 22.5%, from the comparable period of the prior year. This increase is due to additional depreciation expense from fiscal 2000 capital expenditures, which totaled approximately $6.9 million.

         Interest expense for the thirty-nine weeks ended October 27, 2000 increased approximately $51,000, or 3.8%, from the comparable period of the prior year. This increase results from an increase in gold forward purchase contracts outstanding and an increase in the rates charged thereon, offset by reduced borrowings under the gold consignment agreements.

         Other income for the thirty-nine weeks ended October 27, 2000 increased by $1.1 million or 161.9%, from the comparable period of the prior year. This increase is primarily due to the gain resulting from the sale of certain jewelry machinery and from increased interest income on invested funds.

         The effective tax rate in the thirty-nine week periods ended October 27, 2000 and October 29, 1999 was 37%.

         Net income from discontinued operations for the thirty-nine weeks ended October 27, 2000 was $238,000 compared to a net loss of $1,164,000 for the comparable period of the prior year. The increase on a comparable basis was due to the write-off of assets related to the Company's Beverly Hills cigar store, which was closed in June 1999, and increased legal fees related to the Company's insurance claim related to its Indonesian inventories. No similar write-off of assets or legal expense took place in the current period.

Liquidity and Capital Resources

         The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program and borrowings under its revolving credit facilities.

         A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 365,000 ounces at October 27, 2000 and is subject to fluctuations based on changes in the market value of gold. At October 27, 2000, the Company held approximately 234,700 ounces of gold on consignment.

         The Company has a $20 million revolving credit facility with Bank of America, N.A., which expires February 1, 2001. Available borrowings may not exceed the lessor of $20 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility.

         For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Consolidated Financial Statements and the Company's January 28, 2000 audited Consolidated Financial Statements.

         Net accounts receivable increased from $15.3 million at January 28, 2000 to $33.6 million at October 27, 2000. The increase in net accounts receivable results primarily from seasonal fluctuations in sales. The allowance for returns and doubtful accounts decreased from $11.8 million at January 28, 2000 to $9.7 million at October 27, 2000. The decrease in the amount of the allowance at October 27, 2000 is primarily attributable to seasonal adjustments in the reserve for returns.

         Inventories increased from $15.8 million at January 28, 2000 to $16.0 million at October 27, 2000. At October 27, 2000, a substantial portion of the gold included in the Company's finished goods and work in process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

         Accounts payable decreased from $5.7 million at January 28, 2000 to $4.5 million at October 27, 2000. This decrease is primarily attributable to seasonal gold purchases and the timing of payments thereon. Accrued expenses increased from $8.7 million at January 28, 2000 to $9.9 million at October 27, 2000. This increase is primarily due to increased payroll liabilities and increased cooperative advertising accruals.

         The Company incurred capital expenditures of approximately $952,000 for the thirty-nine weeks ended October 27, 2000, principally related to computer equipment and facility improvements. The Company expects to incur capital expenditures of $700,000 during the balance of fiscal 2001, principally for the acquisition of manufacturing facilities and equipment, and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for at least the next 12 months.

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


OROAMERICA, INC.



Date:    DECEMBER 4, 2000                   By:      /s/ SHIU SHAO
         ----------------                            ---------------------------
                                                     SHIU SHAO,
                                                     Director,
                                                     Chief Operating Officer,
                                                     Chief Financial Officer,
                                                     and Vice President

Date:    DECEMBER 4, 2000                   By:      BETTY SOU
         ----------------                            ---------------------------
                                                     BETTY SOU, Controller