Form 10-K405
period 2001-02-02
OROAMERICA INC
filed 2001-04-20
CIK 824435

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended February 2, 2001.

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 9, 2001, computed by reference to the closing sales price as reported on The Nasdaq National Market on such date, was $15,673,737. In determining such market value, shares of Common Stock beneficially owned by each executive officer and director have been excluded.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                            Number of Shares Outstanding on April 16, 2001
---------                        ----------------------------------------------
Common Stock, $.001 par value                    5,294,598

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G(3) to this form, the information required by Part III (Items 10, 11, 12 and 13) hereof is incorporated by reference from the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders scheduled to be held on June 7, 2001.

ITEM 1.  BUSINESS

GENERAL

         Since its inception in 1977, OroAmerica, Inc. ("OroAmerica" or the "Company") has grown to become the largest manufacturer and distributor of karat gold jewelry in the United States. The Company offers its customers a large selection of jewelry styles, consistent product quality, and prompt delivery of product orders, and provides a wide range of specialized services. The Company's customers include mass merchandisers, discount stores, home shopping networks, catalog showrooms, warehouse clubs, and jewelry wholesalers and distributors. In fiscal 2001, sales were made to approximately 2,600 customers, and sales to the Company's ten largest customers accounted for approximately 58.4% of net sales.

         OroAmerica's principal product line is an extensive selection of 14-karat gold chains that are offered in a variety of popular styles, gauges, and lengths. The Company also offers its customers a wide assortment of 14-karat gold charms, earrings, rings, and bracelets and a line of 10-karat gold jewelry that includes both chain and non-chain products. Although OroAmerica intends to continue to aggressively market its karat gold chain product lines, it also intends to continue its strategy of attempting to increase its sales of non-chain karat gold products by regularly introducing new styles and building upon relationships with existing customers. The Company also has a line of sterling silver jewelry and, since May 1994, has designed, manufactured, and distributed karat gold jewelry accented with diamonds and colored gemstones.

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


JEWELRY PRODUCTS

         The Company seeks to provide its customers with a full line of high quality karat gold jewelry products that incorporate traditional styles and designs. While the Company regularly updates its product lines and offers new products, it seeks to avoid designs incorporating fashion trends which are expected to have short life cycles. The Company currently offers over 2,000 styles of gold chains, charms, earrings, bracelets, and rings and over 1,000 styles of sterling silver chains, charms, earrings, bracelets, and rings. Together these styles represent in total approximately 18,000 SKU's. The Company's products are moderately priced, with the majority of its gold products retailing at prices between $30 and $200 and a majority of its sterling silver products retailing at prices between $10 and $30. The Company's products are intended to appeal to consumers who are value-conscious as well as fashion-conscious.

         The Company's principal product line consists of an extensive selection of 14-karat gold rope and flat chains. Rope chains, as their name implies, have a woven, rope-like appearance and typically are handmade. Flat chains are made by specialized machinery, which hammers the chain into various patterns. The Company's other jewelry products include 14 karat gold charms, earrings, bracelets and rings, 14 karat gold jewelry set or accented with diamonds and colored gemstones, a line of 10 karat gold jewelry which includes both chain and non-chain products, and sterling silver jewelry. A major portion of the Company's jewelry is finished using the diamond-cut process, a technique which etches the surface of the jewelry to create a brilliant, faceted appearance. The Company believes it was one of the first manufacturers to utilize the diamond-cut process in the production of rope chains.

         The following table shows sales by product category as a percentage of total net sales of karat gold and sterling silver products for fiscal 2001, 2000, and 1999.

                                                         February 2,               January 28,               January 29,
                                                               2001                       2000                      1999
                                                   ----------------          -----------------          ----------------

14 karat gold chains                                        45.7%                     39.8%                      43.9%
14 karat gold non-chains products                           23.6                      28.2                       26.7
10 karat gold jewelry(1)                                    25.8                      26.5                       22.2
18 karat & 9 karat gold jewelry                              0.2                       0.3                        0.8
Platinum                                                     0.3                       0.0                        0.0
Sterling silver jewelry                                      4.4                       5.2                        6.4
                                                          --------                  ---------                 ---------
                                                           100.0%                    100.0%                     100.0%

------------------------------------------------
 (1) Includes both chain and non-chain products

         The Company maintains a staff of designers at its Burbank facilities who work directly with the Company's senior officers and marketing personnel to create and develop new products meeting the needs and desires of the Company's customers. In addition, the Company works closely with major customers to develop products that are sold exclusively by those customers.

         The Company's product line includes approximately 1,000 products that are a permanent part of its jewelry line. These products are traditionally designed karat gold chains and other jewelry products for which there has been consistent demand. The Company continually strives to update the balance of its product line with innovative, new styles. New styles are primarily introduced two times each year in connection with major trade shows and replace older styles whose performance has declined. However, the Company routinely shows new products to customers throughout the year. The Company closely monitors sales of its new styles and promptly discontinues any styles which fail to achieve desired sales levels.

         The Company seeks to obtain proprietary protection for its products whenever possible. The Company generally applies for copyrights covering the design of its charms and other selected products. During fiscal 2001, sales of products manufactured or marketed pursuant to patents, license agreements, copyrights and trademarks accounted for approximately 50.5% of the Company's net sales. See "Patents and Trademarks" below.


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

         In order to fill customer orders more quickly and efficiently, the Company uses an Electronic Data Interchange ("EDI") program with certain retail customers. Under this program, the Company electronically receives purchase orders from participating customers and electronically transmits to the customer order acknowledgements, invoices, and advance shipping notices. Certain large retailers require their vendors to utilize EDI programs. During fiscal 2001, approximately 62% of the Company's net sales were made pursuant to orders received through the EDI program.

         Marketing of the Company's products is conducted primarily from the Company's Burbank offices through its direct sales force, which includes sales personnel and customer service representatives. In addition, the Company maintains a showroom in New York City and a sales office in the Jewelry Mart area of Los Angeles, which serves small, wholesale customers. The Company also uses independent sales representatives who market to retail customers and are compensated on a commission basis. The Company's products are promoted through the use of product catalogs and brochures, advertisements in trade publications, trade show exhibitions, and promotional events with retailers. The Company does not advertise its products directly to consumers.

         Prices are based in large part on the price of gold. Prices charged to individual customers may vary based on the services required by the customer. The Company protects itself from fluctuations in the price of gold between order dates and dates of sale by maintaining forward contracts for the purchase of gold in amounts and for periods of time that approximately correspond to the Company's obligations under such orders. If the market price of gold increases between the order date and the date of sale, the Company is able to offset the increase in the cost of the gold included in the products shipped to the customer by the gain resulting from the liquidation of its position under the related forward contracts. To the extent the Company does not maintain appropriate forward contracts, the Company is exposed to the costs associated with a subsequent increase in the price of gold. The Company also protects itself from fluctuations in the price of gold through consignment arrangements. See "Gold Consignment Arrangements".

         The Company accepts returns of products with defects in materials or workmanship. Returns of products which are not defective generally are made as part of stock balancing transactions in which the returned products are replaced with products better suited to the customer's needs. In addition, the Company also makes sales on a consignment basis. In these consignment transactions, products are delivered to customers for more than 30 days under terms which permit the customer to defer paying for the products until they are sold to its customers. For further information regarding product returns, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

         The Company sold products to approximately 2,600 customers in fiscal 2001. Sales to the Company's ten largest customers accounted for approximately 58.4% of net sales, and sales to the Company's 50 largest customers accounted for approximately 85.6% of net sales. During fiscal 2001, sales to Wal-Mart accounted for approximately 20.2% of net sales. No other customer accounted for more than 10% of net sales. The Company has no long-term contractual relationships with any of its customers.


MANUFACTURING AND PURCHASING

         The Company's products are acquired through three sources: (1) products manufactured by the Company from gold bullion and other raw materials; (2) products completed by the Company from materials ("semi-finished materials") partially fabricated by outside manufacturers; and (3) products purchased as finished goods. During fiscal 2001, the Company manufactured approximately 59% of its products from semi-finished materials and from gold bullion and other raw materials and purchased approximately 41% of its products as finished goods. The principal products manufactured by the Company from raw materials are cast jewelry, such as charms, rings, earrings and bracelets, and certain styles of rope chain. Semi-finished materials primarily consist of spools of rope chain in which the individual links have been woven and soldered by hand by outside manufacturers and at offshore manufacturing facilities operated by the Company.

         The Company performs the following manufacturing operations at its Burbank facilities: combining pure gold with other metals to produce karat gold; manufacturing cast jewelry; fabricating links used in the manufacture of the Company's rope chains; manufacturing certain styles of rope chain through the use of specialized machinery; and finishing operations such as cutting chains to the desired length, attaching clasps, cleaning, polishing, and diamond cutting. The Company believes that its manufacturing capabilities better enable it to respond to requests for customized products, provide it with greater flexibility, and complement its outside sources of supply. The Company also believes that the expertise derived from its manufacturing operations better enables it to support and monitor the activities of its outside manufacturers.

         As part of its manufacturing operations, the Company also completes the fabrication of semi-finished jewelry items, principally handmade rope chain. While the Company uses machinery to manufacture certain styles of rope chain, the individual links in most of the Company's rope chain styles are woven by hand to form gold chains. Because this process is highly labor intensive, the Company typically uses manufacturers located in countries with lower labor costs to perform the required weaving and soldering, both with links fabricated by the Company and with links fabricated by the outside manufacturers from gold supplied, in most instances, by the Company. The principal manufacturers currently employed by the Company are located in South America. After the hand soldering operations have been completed, the chains are returned to the Company for finishing. Finishing operations performed by the Company include diamond cutting, cutting the chain to the desired length, soldering a clasp to the chain and tumbling, polishing and cleaning the finished products.

         The Company maintains a close working relationship with, and provides ongoing technical support to, the outside manufacturers who participate in the production of its rope chains. For further information regarding the Company's use of outside manufacturers, including certain risks associated therewith, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

         In order to reduce OroAmerica's reliance on outside manufacturers of its rope chain products, the Company manufactures rope chain at two facilities operated by the Company in South America and one facility in the Caribbean. In fiscal 2001, production from these facilities accounted for approximately 51% of the rope chain products sold by the Company. While the Company anticipates that its overseas manufacturing facilities will reduce its use of outside manufacturers for the production of rope chain products, the Company does not intend to consolidate the production of rope chain products at Company-operated facilities. Instead, the Company anticipates that it will continue to rely on the services of independent outside manufacturers for the production of a substantial portion of its rope chain products.

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

         During fiscal 2001, the Company purchased gold products from approximately 140 suppliers. The largest outside supplier accounted for approximately 14.2% of the Company's total purchases, and the ten largest outside suppliers accounted for approximately 57.5% of total purchases. Although a substantial portion of the Company's purchases are concentrated with a relatively small number of suppliers, the Company believes the loss of any supplier would not have a material adverse effect on its business. Alternative sources of supply for the finished goods purchased by the Company are readily available. During recent years, the Company has increased its outside manufacturing sources and believes it could shift production to other manufacturers currently providing services to it and that other sources of supply would be available if the Company were to lose the services of any of these outside manufacturers. The Company also believes that the establishment of its own overseas manufacturing facilities for the production of rope chain products has served to lessen its reliance on the services provided by independent outside manufacturers. The Company has no long-term contractual relationships with any of its suppliers.


GOLD CONSIGNMENT ARRANGEMENTS

         Gold used by the Company in the manufacturing process (including gold supplied by the Company to its outside manufacturers) is typically acquired through consignment arrangements with various banks and bullion dealers. The cost to the Company of the consignment program is substantially less than the costs that would be incurred if the Company were to finance the purchase of all of its gold requirements at the commencement of the production process with borrowings under its revolving credit facility or other credit arrangements. The consignment program allows the Company to maintain high inventory levels at a relatively low cost, thereby enabling it to respond more promptly to customer demand.

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

         In addition to gold acquired through the consignment arrangements, the Company purchases gold from financial institutions in the form of gold bullion and from outside manufacturers and vendors in the form of semi-finished materials and finished goods. During fiscal 2001, the Company satisfied approximately 74% of its gold requirements through purchases under the consignment program and purchased the remaining 26% of its gold requirements from manufacturers and vendors. The value of the gold purchased by the Company and held in inventory, as well as the value of the gold included in returned merchandise and other gold owned by the Company, is subject to fluctuation based on changes in the market value of gold. The Company does not engage in hedging transactions to protect against fluctuations in the market value of the gold owned by it.

         The Company's consignment agreements include provisions which generally limit both the fair market value and amount (by weight) of gold which the Company may hold under consignment. Based on the value of gold on March 2, 2001, the Company currently is able to hold an aggregate of approximately 335,000 ounces of gold under consignment; the actual amount of gold held by the Company under consignment on that date was approximately 191,200 ounces. The amount of gold, which the Company is able to acquire under consignment is subject to fluctuations based on changes in the market value of gold. The consignment agreements contain covenants restricting the amount of consigned gold the Company may re-consign or otherwise have outside of its possession.

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

         For further information regarding the consignment agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".


BACKLOG

         Substantially all of the Company's wholesale customers' orders are for immediate shipment and typically are shipped within two to four days of receipt. Orders from retailers typically have shipment dates which range from 24 hours to 90 days. The approximate aggregate dollar value of the Company's backlog at April 6, 2001 and April 7, 2000, was $6.8 million and $6.3 million, respectively. The Company expects that substantially all of the current backlog will be shipped during the next 90 days. Annual comparisons of backlog as of any given date are not necessarily indicative of sales trends, and the Company believes that backlog is not indicative of the Company's future results of operations.


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


EMPLOYEES

         At March 2, 2001, the Company employed 392 persons in the United States, of whom 204 were engaged in jewelry manufacturing and distribution operations, 130 were engaged in jewelry marketing, customer service, and merchandising, and 58 were engaged in management and administration. At that date, the Company also employed 549 persons at its manufacturing facilities in South America and the Caribbean. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.


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

         In order to promote the Company's super premium cigars, the Company leased a 1,300 square foot store on Rodeo Drive in Beverly Hills, California, where the Company operated a flagship cigar store. The store sold the Company's own brand of super premium cigars, as well as cigars manufactured by other companies. In June 1999, the Company closed its flagship Cigar store and wrote off approximately $585,000 of leasehold improvements and other property in connection with this closure. The Company has subleased the store to an unrelated third party through May 2002, the duration of the original lease.

         The Company also had a number of disputes with its former Indonesian partner in its cigar business. In connection with this dispute, the Company was denied access to its Indonesian tobacco inventories, which approximated $1.4 million at October 29, 1999. The Company was unable to resolve these disputes and regain control of its Indonesian tobacco inventories. As a result, the Company filed a claim under its insurance policy for the recovery of the cost of the related inventories. The Company's insurance carrier paid the claim in full in January 2000.

         In January 2000, the Company decided to discontinue its cigar operating segment. Accordingly, the Company's cigar operations have been classified as discontinued operations for all periods presented in the consolidated financial statements included elsewhere herein. During fiscal 2001, the Company ceased production of cigars and closed all cigar operations. In September 2000, Company sold all finished cigars, packaging, and certain other assets to a third party. At February 2, 2001, remaining cigar assets consist of tobacco leaf inventories totaling $80,000.


FORWARD LOOKING STATEMENTS

         Certain sections of this Form 10-K contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "anticipates", "believes", "estimates", "expects", "plans", "intends" and similar expressions are intended to identify these forward-looking statements but are not the exclusive means of identifying them. These forward-looking statements reflect the current views of our management; however, various risks, uncertainties and contingencies, including the risks identified below, could cause our actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements, including the success or failure of our efforts to implement our business strategy. Among these risks and uncertainties are the following:

o        fluctuations in the price of gold;
o changes in the demand for jewelry in general and gold jewelry in particular;
o changes in tastes and styles that may impact the demand for the Company's products or require changes in the Company's product mix;
o        increased competition in any of the Company's product lines;
o any changes in the Company's ability to obtain gold under consignment or any material changes of the terms of the consignment agreements;
o        loss of any major customers;
o        loss of a material number of outside suppliers;
o        unexpected credit losses on receivable;
o        unexpected disappearance or loss inventory;
o        increases in the rates of returns;
o        increases in customs duties, handling charges and freight;
o failure to maintain appropriate forward contracts to hedge outstanding orders;
o domestic and international political, military, regulatory and economic conditions that may impact the demand for gold or the availability of gold;
o political, military, regulatory or economic conditions in the countries outside the United States in which the Company has manufacturing facilities or third party manufacturers; and
o the Company's success in its ability to protect its patents, trademarks and copyrights.

We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.


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

         The Company also leases a sales office and showroom in New York City pursuant to a lease which expires in April 2004. The Company also leases a sales office and a purchasing office in the Jewelry Mart area of Los Angeles, on a month-to-month basis. The Company also owns a jewelry manufacturing facility and leases another in South America. The Company also leases two manufacturing facilities in the Caribbean.

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

SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME                      AGE                       POSITION
----                      ---                       --------
Guy Benhamou               49               Chairman of the Board, President and
                                            Chief Executive Officer
Shiu Shao                  49               Chief Operating Officer, Chief Financial Officer,
                                            Vice President and Director

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

         The following table sets forth the range of the high and low sales prices for the fiscal periods indicated, as reported on the Nasdaq National Market. On April 9, 2001, there were 22 holders of record of the Common Stock.

YEAR ENDED FEBRUARY 2, 2001
                                                HIGH              LOW
                                               ------            -----
         First quarter                          $8.00            $5.88
         Second quarter                         $7.75            $6.25
         Third quarter                          $8.50            $6.38
         Fourth quarter                         $8.50            $6.94

YEAR ENDED JANUARY 28, 2000

         First quarter                         $11.00            $8.06
         Second quarter                         $8.63            $6.81
         Third quarter                          $8.00            $6.63
         Fourth quarter                         $7.00            $6.00


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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data and other selected data of the Company. The selected historical financial data in the table for the five years in the period ended February 2, 2001 are derived from the audited consolidated financial statements of the Company. The data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes and other financial information included elsewhere herein.

                                OROAMERICA, INC.
                             SELECTED FINANCIAL DATA


For the fiscal years ended
(Dollars in thousands, except                  February 2,      January 28,       January 29,      January 30,       January 31,
per share and other data)                             2001             2000              1999             1998              1997
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $171,660         $169,455          $169,212         $154,918          $173,877
Cost of goods sold, exclusive
     of depreciation                               137,160          136,868           137,924          129,003           149,596
                                               ---------------------------------------------------------------------------------
Gross profit                                        34,500           32,587            31,288           25,915            24,281
Selling, general and administrative,
     and other expenses (1)                         23,525           20,990            17,910           12,003            17,521
                                               ---------------------------------------------------------------------------------
Operating income                                    10,975           11,597            13,378           13,912             6,760
Interest expense                                     1,879            2,240             1,530            1,894             2,885
                                               ---------------------------------------------------------------------------------
Income from continuing operations
     before income taxes                             9,096            9,357            11,848           12,018             3,875
Provision for income taxes                           3,457            3,464             4,383            4,687             1,685
                                               ---------------------------------------------------------------------------------
Net income from continuing operations                5,639            5,893             7,465            7,331             2,190
Income (loss) from discontinued
     operations                                        258           (2,521)           (1,011)            (653)                -
                                               ---------------------------------------------------------------------------------
Net income                                          $5,897           $3,372            $6,454           $6,678            $2,190
                                               =================================================================================

Basic net income per share:
     Income from continuing operations               $1.01            $0.98             $1.19            $1.17             $0.35
     Income (loss) from discontinued
     operations                                       0.05            (0.42)            (0.16)           (0.10)                -
                                               ---------------------------------------------------------------------------------
     Net income per share                            $1.06            $0.56             $1.03            $1.07             $0.35
                                               =================================================================================

Diluted net income per share:
     Income from continuing operations               $0.99            $0.97             $1.18            $1.16             $0.35
     Income (loss) from discontinued
     operations                                       0.05            (0.41)            (0.16)           (0.10)                -
                                               ---------------------------------------------------------------------------------
     Net income per share                            $1.04            $0.56             $1.02            $1.06             $0.35
                                               =================================================================================

Weighted average shares outstanding              5,589,381        6,023,824         6,287,556        6,254,212         6,250,711
Weighted average shares outstanding
    assuming dilution                            5,663,756        6,045,295         6,337,885        6,270,761         6,256,075
                                               ---------------------------------------------------------------------------------
Other Data:
Amount of gold sold by weight
(in ounces of fine gold)                           352,062          340,149           337,545          309,900           306,763
Average daily gold price per ounce (2)                $277             $278              $294             $325              $384
Balance Sheet Data:
     Working capital                              $ 52,575          $48,050           $50,727          $48,211           $40,663
     Total assets                                 $ 94,395          $88,094           $90,103          $86,665           $75,261
     Long-term debt, including current
         portion                                        $-               $-                $-           $2,688            $3,199
     Total stockholders' equity                   $ 74,450          $72,543           $72,457          $66,197           $59,510
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

GENERAL

Gross Sales; Returns

         The Company reduces gross sales by the amount of returns and discounts to determine net sales. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The total of actual returns and the provision for the returns reserve amounted to 12.0% of gross sales in fiscal 2001, 10.9% of gross sales in fiscal 2000, and 11.2% of gross sales in fiscal 1999. The Company has implemented quality control procedures to reduce returns of defective merchandise. Discounts to customers have not had a material effect on the Company's results of operations. For further information regarding the reserve for returns, see Note 1 of Notes to Consolidated Financial Statements.

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

         Consigned gold is not included in inventory, and there is no related liability recorded on its balance sheet. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. If the market value of gold increases, and assuming consignment levels remain constant, the financing costs incurred by the Company under the consignment arrangements will increase in proportion to the increase in the market value of gold. At February 2, 2001 and January 28, 2000, the Company held 191,800 and 227,600 ounces, respectively, under the consignment arrangements. At February 2, 2001 and January 28, 2000, the Company owned approximately 3,700 ounces and 7,300 ounces of gold, respectively.

         For further information regarding the accounting policies applicable to the Company's inventories, see Note 2 of Notes to Consolidated Financial Statements.

Outside Manufacturers

         In fiscal 2001, the Company purchased approximately 41% of its products as finished goods and completed the manufacture of approximately 59% of its products from semi-finished materials partially fabricated by outside manufacturers. Of the total amount of products purchased from outside manufacturers in fiscal 2001, approximately 64% were purchased from foreign manufacturers and approximately 36% were purchased from domestic manufacturers. The Company's use of domestic and foreign outside manufacturers minimizes the capital invested in property, plant and equipment and the overhead associated with a Company-employed manufacturing labor force. The use of foreign manufacturers also allows the Company to take advantage of the lower labor costs prevailing in developing countries. Risks generally inherent in the use of outside manufacturers include security at the manufacturer's facility, transport of materials to and from the manufacturer, theft by the manufacturer or its employees and bankruptcy or other financial problems of the manufacturer. The Company's arrangements with its foreign manufacturers are subject to the additional risks of doing business abroad, including risks associated with economic or political instability in the countries in which such manufacturers are located, labor strikes, risks associated with potential import restrictions and risks associated with United States and foreign governmental policies, regulations and restrictions affecting the purchase, import and export of gold. Purchases from foreign vendors are dollar denominated and, therefore, the Company is not exposed to currency fluctuation risk.

         Both finished and semi-finished materials frequently are manufactured under an arrangement whereby the Company supplies all necessary gold (or, in some instances, supplies funds to purchase the required gold) to an outside manufacturer and pays a manufacturing charge and applicable duties at the time of delivery. These arrangements, which the Company believes are common in the jewelry industry, reduce the costs charged to the Company by its outside manufacturers and allow the Company to employ qualified manufacturers who might be unable to finance the acquisition of the gold required in the production process. The Company from time to time advances to its manufacturers sufficient gold to cover manufacturing requirements for a two-to-three week cycle, and as completed products are shipped to the Company, additional gold is advanced to the manufacturer.

         The Company utilizes certain controls and procedures to minimize the credit risks associated with advancing funds or gold to its outside manufacturers. The Company believes its procedures will reduce, but will not eliminate, its exposure to credit losses. The procedures employed by the Company include monitoring the performance and financial condition of outside manufacturers, monitoring each manufacturer's "credit limit", inspection visits made to the production facilities of outside manufacturers and management's review and evaluation of credit worthiness. The Company attempts to diversify its sources of supply and broadly allocate production over its base of manufacturers in order to reduce the amount of orders it places with any single manufacturer. As of March 2, 2001, $2.4 million of gold owned by or consigned to the Company was in the possession of outside manufacturers. On that date, the largest amount held by a single manufacturer was $900,000.

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

                                                               AS A PERCENTAGE OF NET SALES
                                                                        YEAR ENDED
                                                ------------------------------------------------------
                                                   February 2,       January 28,           January 29,
                                                         2001               2000                  1999
                                                ------------------------------------------------------
Net sales                                             100.0%             100.0%                 100.0%
Cost of goods sold                                     79.9               80.8                   81.5
                                                      -----              -----                  -----
     Gross profit                                      20.1               19.2                   18.5
                                                      -----              -----                  -----

Selling, general and
     administrative expense                            12.8               10.8                   10.4
Depreciation and amortization expense                   2.1                2.1                    1.3
Interest expense                                        1.1                1.3                    0.9
Other income                                           (1.2)              (0.5)                  (1.1)
                                                      -----              -----                  -----
     Total expense                                     14.8               13.7                   11.5
                                                      -----              -----                  -----

Income from continuing operations
     Before taxes                                       5.3                5.5                    7.0
Provision for income taxes                              2.0                2.0                    2.6
                                                      -----              -----                  -----
Income from continuing operations                       3.3                3.5                    4.4
Income (loss) from discontinued operations               .1               (1.5)                  (0.6)
                                                      -----              -----                  -----
Net income                                              3.4%               2.0%                   3.8%
                                                      =====              =====                  =====


FISCAL 2001 COMPARED TO FISCAL 2000

         Net sales increased $2.2 million, or 1.3%, to $171.7 million for fiscal 2001 from $169.5 million for fiscal 2000. This increase was due to an increase in the amount of gold jewelry (by weight) sold.

         Gross profit increased by $1.9 million, or 5.9%, to $34.5 million for fiscal 2001 from $32.6 million for fiscal 2000. As a percentage of net sales, gross profit increased to 20.1% in fiscal 2001, from 19.2% in fiscal 2000. Excluding the effect of gold price fluctuations and LIFO reserve adjustments, the gross profit margins for fiscal 2001 and fiscal 2000 would have been 20.0% and 18.8%, respectively. The increase in gross profit margin in fiscal 2001 is primarily due to changes in sales product mix. The gold prices used to value inventory at year-end for fiscal 2001 and fiscal 2000 were $266.70 and $286.75, respectively.

         Selling, general and administrative expense for fiscal 2001 increased by $3.8 million, or 21.1%, to $22.0 million for fiscal 2001 from $18.2 for fiscal 2000. As a percentage of sales, these expenses increased to 12.8%, from 10.8% in fiscal 2000. The increase in the dollar amount of selling, general and administrative expense results primarily from increased personnel costs of $2.2 million, increased professional and consulting services of $501,000, and increased selling and product expense of $911,000. Personnel costs have risen due to expanded product development activities. Selling and product expenses have increased due to expanded efforts at trade shows and increased magazine and catalog advertising of the Company's products, including the Pushlock(TM) clasp and omega chain. Professional and consulting services have risen due to increased use of computer consultants and increased legal fees related to certain ongoing efforts by the Company to protect its intellectual property.

         Depreciation and amortization expense decreased by $15,000, or 0.4%, from the prior year. This decrease results primarily from the $583,000 write-off of goodwill related to the fiscal 1995 acquisition of Jerry Madison Enterprises in fiscal 2000, which was not repeated in the current year. This decrease was offset by additional depreciation expense from prior year capital expenditures, which totaled approximately $6.9 million.

         Interest expense for the year ended February 2, 2001 decreased approximately $361,000, or 16.1%, from the prior year. This decrease results from reduced borrowings under the gold consignment agreements, offset by an increase in gold forward purchase contracts outstanding and an increase in the rates charged thereon.

         Other income for the year ended February 2, 2001 increased by $1.3 million, or 163.0%, from the prior year. This increase is primarily due to the gain resulting from sale of certain jewelry machinery and from increased interest income on invested funds.

         The provision for income taxes in fiscal 2001 decreased by $8,000 as compared to fiscal 2000, primarily due to a decrease in taxable income between years. The effective tax rates for fiscal 2001 and fiscal 2000 were 38% and 37%, respectively. See Note 6 - Income Taxes.

         Income from discontinued operations results from the Company's actual closing of cigar operations during fiscal 2001. In September 2000, a third party purchased the Company's finished cigars, packaging and certain other assets. The assets related to the cigar operating segment at February 2, 2001 consists of $80,000 of tobacco leaf inventories, which have been classified as available for sale assets in the Consolidated Financial Statements included elsewhere herein. In fiscal 2000, the Company decided to discontinue its cigar operating segment and recorded an estimated net loss on disposal of the cigar operations of $1,176,000, which was not repeated for the current year.

FISCAL 2000 COMPARED TO FISCAL 1999

         Net sales for fiscal 2000 increased by $243,000, or 0.1%, from fiscal 1999. This increase was due primarily to an increase in the amount of gold jewelry (by weight) sold, offset by decreases in sales prices due to a reduction in the average market price of gold.

         Gross profit for fiscal 2000 increased by $1.3 million, or 4.2%, from fiscal 1999. As a percentage of net sales, gross profit increased to 19.2% in fiscal 2000, from 18.5% in fiscal 1999. Excluding the effect of gold price fluctuations and LIFO reserve adjustments, the gross profit margins for fiscal 2000 and fiscal 1999 would have been 18.8% and 18.1%, respectively. The increase in gross profit margin in fiscal 2000 is primarily due to changes in sales product mix. The gold prices used to value inventory at year-end for fiscal 2000 and fiscal 1999 were $286.75 and $285.40, respectively.

         Selling, general and administrative expense increased by $524,000, or 3.0%, from the prior year. As a percentage of sales, these expenses increased to 10.7%, from 10.4% in fiscal 1999. The increase in the dollar amount of selling, general and administrative expense results primarily from increased personnel costs of $476,000 and increased professional, consulting and outside services of $501,000. Personnel costs have increased primarily due to increased head count resulting from expanded product development and customer service activities.

         Depreciation and amortization expense increased by $1.3 million, or 58.4%, from the prior year. Depreciation and amortization expense has increased due to depreciation expense related to increased capital expenditures, and to a $583,000 write-off of goodwill related to the fiscal 1995 acquisition of Jerry Madison Enterprises.

         Interest expense for the year ended January 28, 2000 increased approximately $710,000, or 46.4%, from the prior year. Interest expense increased due to increased consignment rates and expanded borrowing under consignment agreements.

         Other income declined $1.2 million, or 61.0%, to $790,000 in fiscal 2000, from $2.0 million in fiscal 1999. Other income declined due to the absence in fiscal 2000, of certain non-recurring miscellaneous income recorded in the prior year.

         The provision for income taxes in fiscal 2000 decreased by $921,000 as compared to fiscal 1999 primarily due to a decrease in taxable income between years. The effective tax rate for both fiscal 2000 and fiscal 1999 was 37%. See
Note 6 - Income Taxes.

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

         A substantial portion of the Company's gold supply needs are satisfied through gold consignment arrangements with several financial institutions. During fiscal 2001, the Company satisfied approximately 74% of its gold requirements through purchases under the consignment program and purchased the remaining 26% of its gold requirements from financial institutions, manufacturers and vendors. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The maximum amount of gold that the Company may hold on consignment was 365,000 ounces at February 2, 2001 and is subject to fluctuation based on changes in the market value of gold. The gold consignment agreements contain covenants regarding the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. At February 2, 2001, the Company held approximately 191,800 ounces of gold under consignment. During fiscal 2001, 2000, and 1999, the largest amount of gold held under consignment was 262,900 ounces, 288,500 ounces, and 220,500 ounces, respectively, and the average amount of gold held under consignment was 183,300 ounces, 251,900 ounces, and 171,900 ounces, respectively. Use of the consignment arrangements tends to be highest during the third quarter.

         The Company has a $10 million revolving credit facility with Bank of America NT&SA, which expires May 1, 2001. Available borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount as provided for under the credit facility. No amounts were outstanding under the revolving credit facility at February 2, 2001 or January 28, 2000. During fiscal 2001, 2000, and 1999, the Company's highest outstanding balances under its revolving credit facilities were $0 million, $9.3 million, and $400,000, respectively, and the average amounts outstanding were $0, $72,000, and $1,100, respectively. Borrowings under the revolving credit facility tend to be highest in the fourth quarter. For further information regarding the consignment agreements and the revolving credit facility, see "Business - Gold Consignment Arrangements" and Notes 2 and 4 of Notes to Consolidated Financial Statements.

         The Company incurred capital expenditures of approximately $1.2 million in fiscal 2001, principally related to the acquisition and improvement of manufacturing and office facilities, and purchase of manufacturing and computer equipment. The Company expects to incur capital expenditures related to its jewelry business of approximately $3.2 million in fiscal 2002, principally for the acquisition of new manufacturing facilities, distribution systems, and manufacturing and computer equipment. During fiscal 2001, the Company repurchased 565,450 shares of its outstanding common stock for an aggregate purchase price of $4.0 million. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements, and treasury stock purchases for the next 12 months. The Company is not aware of any material expenditures, significant balloon payments or other payments on long-term obligations or any other demands or commitments, including off-balance sheet items to be incurred within the next 12 months. Inflation has not materially impacted the Company's revenues or income.

NEW ACCOUNTING PRONOUCEMENTS

         The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As subsequently amended by FASB Statement No. 138, Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt the provisions of Statement No. 133 in the first quarter of fiscal 2002. The adoption of Statement No. 133 will not have a material impact on the earnings and financial position of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in the price of gold, and selectively uses forward contracts to manage this risk. The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts or other financial instruments for speculation or trading purposes. At February 2, 2001, outstanding forward purchase contracts totaled $7.8 million and expire no later than April 2001. The carrying values of these forward purchase contracts approximate their fair values because of the relatively short maturity of these contracts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The following consolidated financial statements are included as a separate section following the signature page to this Form 10-K and are incorporated herein by reference:


                                                                                              PAGE NO.
                                                                                              --------
     Report of Independent Accountants..........................................................F-1
     Consolidated Financial Statements:
         Consolidated Balance Sheets as of February 2, 2001 and
              January 28, 2000..................................................................F-2
         Consolidated Statements of Income for the years ended
              February 2, 2001, January 28, 2000 and January 29, 1999...........................F-3
         Consolidated Statements of Changes in Stockholders' Equity for the
              years ended February 2, 2001, January 28, 2000 and January 29, 1999...............F-4
         Consolidated Statements of Cash Flows for the years ended February 2,
              2001, January 28, 2000, and January 29, 1999......................................F-5
         Notes to Consolidated Financial Statements.............................................F-6


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is set forth, in part, in the Supplemental Item, "Executive Officers" in Part I of this report. The balance of the information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled to be held on June 7, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 7, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 7, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders scheduled for June 7, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.   FINANCIAL STATEMENTS:

         The following consolidated financial statements are filed as part of this report:

                                                                                         PAGE NO.
                                                                                         --------
     Report of Independent Accountants.....................................................F-1
     Consolidated Financial Statements:
         Consolidated Balance Sheets as of February 2, 2001 and
                  January 28, 2000.........................................................F-2
         Consolidated Statements of Income for the years ended
                  February 2, 2001, January 28, 2000 and January 29, 1999..................F-3
         Consolidated Statements of Changes in Stockholders' Equity for the
                  years ended February 2, 2001, January 28, 2000,
                  and January 29, 1999.....................................................F-4
         Consolidated Statements of Cash Flows for the years ended
                  February 2, 2001, January 28, 2000, and January 29, 1999.................F-5
         Notes to Consolidated Financial Statements........................................F-6


(A) 2.   FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule is filed as part of this report:


                                                                                         PAGE NO.
                                                                                         --------

         Schedule II - Valuation and Qualifying Accounts . . . .  . . . . . . . . . . . . .S-1

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

         10.38 Summary of dependent medical insurance coverage for executive officers.*(1)

         10.39    OroAmerica, Inc. Directors' Stock Option Plan.*(4)

         10.40    OroAmerica, Inc. 1994 Chief Executive Officer Bonus Plan. *(5)

         10.41 Letter Agreement, dated August 8, 1996, between the registrant and Shiu Shao. *(10)

         10.42 Exclusive License Agreement, dated December 15, 1996, between Fragrance Business Company Limited and the registrant. (10)

         10.43 Stock Option Agreement, dated as of April 14, 1997, between the registrant and Bertram K. Massing. *(11)

         10.44    OroAmerica, Inc. 1998 Incentive Stock Option Plan. *(12)

         10.45 OroAmerica, Inc. Supplemental Non-Employee Director Stock Option Plan.*(13)

         21.1     Subsidiaries of the registrant.

         23.1     Consent of PricewaterhouseCoopers LLP.

-------------------------------------------------------------------------------
*        Management contract, compensatory plan or arrangement.

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

(11) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 333-51703) and incorporated by reference herein.

(12) Previously filed in the Exhibits to the registrant's Registration Statement on Form S-8 (File No. 333-58699) and incorporated by reference herein.

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

                                      OROAMERICA, INC.


Date:  April 16, 2001                 By: /s/ Guy Benhamou
                                      -----------------------------------------
                                      Guy Benhamou, Chairman of the Board,
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  April 16, 2001                  /s/ Guy Benhamou
                                       -----------------------------------------
                                       Guy Benhamou, Chairman of the Board,
                                       President and Chief Executive Officer


Date:  April 16, 2001                  /s/ Shiu Shao
                                       -----------------------------------------
                                       Shiu Shao, Chief Operating Officer,
                                       Chief Financial Officer,
                                       Vice President and Director


Date:  April 16, 2001                  /s/ Betty Sou
                                       -----------------------------------------
                                       Betty Sou, Controller (Principal
                                       Accounting Officer)


Date:  April 16, 2001                  /s/ Bertram K. Massing
                                       -----------------------------------------
                                       Bertram K. Massing, Director


Date:  April 16, 2001                  /s/ David Rousso
                                       -----------------------------------------
                                       David Rousso, Director


Date:  April 16, 2001                  /s/ John Arzoian
                                       -----------------------------------------
                                       John Arzoian, Director

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of OroAmerica, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1), present fairly, in all material respects, the financial position of OroAmerica, Inc. and its subsidiaries at February 2, 2001 and January 28, 2000, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Los Angeles, California
April 2, 2001

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                          February 2,           January 28,
                                                                              2001                  2000
                                                                          ------------          -----------
(Dollars in thousands, except share amounts)
--------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $ 35,331             $ 26,923
    Accounts receivable less allowance for returns
         and doubtful accounts of $12,627 and $11,840                           20,385               15,270
    Other accounts and notes receivable                                            487                  865
    Inventories                                                                 12,305               15,846
    Deferred income taxes                                                        3,485                3,449
    Prepaid items and other current assets                                         447                  780
    Assets available for sale                                                       80                  468
                                                                              --------             --------
        Total current assets                                                    72,520               63,601

Property and equipment, net                                                     13,668               15,232
Goodwill and other intangible assets, net                                        3,968                4,428
Patents, net                                                                     3,708                4,198
Other assets                                                                       531                  635
                                                                              --------             --------
                                                                              $ 94,395             $ 88,094
                                                                              ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $  8,868             $  5,726
    Income taxes payable                                                         1,483                1,092
    Accrued expenses                                                             9,594                8,733
                                                                              --------             --------
        Current and total liabilities                                           19,945               15,551
                                                                              --------             --------

Commitments and contingencies (Note 10)                                           --                   --
Stockholders' equity:
    Preferred stock, 500,000 shares authorized, $.001 par value;
        none issued and outstanding                                               --                   --
    Common stock, 10,000,000 shares authorized, $.001 par value;
       6,370,878 and 6,368,878 shares issued at February 2,
       2001 and January 28, 2000, respectively                                       6                    6
    Paid-in capital                                                             43,574               43,564
    Accumulated other comprehensive loss                                           (83)                 (34)
    Note receivable from stock sale                                               (190)                (190)
    Treasury stock, 1,076,280 shares and 510,830 shares at
        February 2, 2001 and January 28, 2000, respectively                     (7,792)              (3,841)
    Retained earnings                                                           38,935               33,038
                                                                              --------             --------
         Total stockholders' equity                                             74,450               72,543
                                                                              --------             --------
                                                                              $ 94,395             $ 88,094
                                                                              ========             ========

          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME



For the fiscal years ended                                                         February 2,      January 28,      January 29,
(Dollars in thousands, except per share amounts)                                          2001             2000             1999
-----------------------------------------------                                    -----------      -----------      -----------
Net sales                                                                          $   171,660      $   169,455      $   169,212
Cost of goods sold, exclusive of depreciation                                          137,160          136,868          137,924
                                                                                   -----------      -----------      -----------
       Gross profit                                                                     34,500           32,587           31,288
                                                                                   -----------      -----------      -----------

Selling, general and administrative expense                                             22,033           18,195           17,671
Depreciation and amortization expense                                                    3,570            3,585            2,263
Interest expense                                                                         1,879            2,240            1,530
Other income                                                                            (2,078)            (790)          (2,024)
                                                                                   -----------      -----------      -----------
       Total expenses                                                                   25,404           23,230           19,440
                                                                                   -----------      -----------      -----------

Income from continuing operations before income taxes                                    9,096            9,357           11,848
Provision for income taxes                                                               3,457            3,464            4,383
                                                                                   -----------      -----------      -----------
               Net income from continuing operations                                     5,639            5,893            7,465
                                                                                   -----------      -----------      -----------

Discontinued operations (Note 13):
     Income (loss) from operations of discontinued Cigar segment (less applicable income tax provision (benefits) of $158, ($789) and ($593),
         respectively)                                                                     258           (1,345)          (1,011)
     Loss from disposal of discontinued Cigar segment, including provision of
         $253 for operating losses during phase-out period (less applicable
         tax benefit of $691)                                                             --             (1,176)            --
                                                                                   -----------      -----------      -----------
               Total income (loss) from discontinued
                  operations                                                               258           (2,521)          (1,011)
                                                                                   -----------      -----------      -----------

Net income                                                                         $     5,897      $     3,372      $     6,454
                                                                                   ===========      ===========      ===========

Basic net income per share
     Income from continuing operations                                             $      1.01      $      0.98      $      1.19
     Income (loss) from discontinued operations                                           0.05            (0.42)           (0.16)
                                                                                   -----------      -----------      -----------
     Net income per share                                                          $      1.06      $      0.56      $      1.03
                                                                                   ===========      ===========      ===========

Diluted net income per share
     Income from continuing operations                                             $      0.99      $      0.97      $      1.18
     Income (loss) from discontinued operations                                           0.05            (0.41)           (0.16)
                                                                                   -----------      -----------      -----------
     Net income per share                                                          $      1.04      $      0.56      $      1.02
                                                                                   ===========      ===========      ===========

Weighted average shares outstanding                                                  5,589,381        6,023,824        6,287,566
Dilutive effect of stock options                                                        74,375           21,471           50,319
                                                                                   -----------      -----------      -----------
Weighted average shares outstanding assuming dilution                                5,663,756        6,045,295        6,337,885
                                                                                   ===========      ===========      ===========


          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                  Number of Shares
                              ----------------------
For the fiscal years ended                                                                               Note
January 29, 1999,                                                                      Accumulated    Receivable
January 28, 2000 and           Common       Common                                        Other          From     Treasury
February 2, 2001               Stock       Stock in    Common   Paid-in    Retained   Comprehensive     Stock      Stock
(dollars in thousands)         Issued      Treasury     Stock   Capital    Earnings        Loss          Sale     At Cost     Total
--------------------------   ------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 30, 1998   6,254,378           -       $6    $42,979    $23,212         $  -        $    -    $     -    $66,197
Stock options exercised         112,000                    -        572                                  (190)                  382
Treasury stock acquired at
   cost                                     (95,000)                                                                (576)      (576)
Comprehensive income                                                         6,454                                            6,454
                             ------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 29, 1999   6,366,378     (95,000)       6     43,551     29,666            -          (190)      (576)    72,457
Stock options exercised           2,500                    -         13                                                          13
Treasury stock acquired at
   cost                                    (415,830)                                                              (3,265)    (3,265)
Comprehensive income:
   Net income                                                                3,372                                            3,372
   Change in unrealized
     losses on securities                                                                   (34)                                (34)
                             ------------------------------------------------------------------------------------------------------
Comprehensive income                                                         3,372          (34)                              3,338
                             ------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 28, 2000   6,368,878    (510,830)       6     43,564     33,038          (34)         (190)    (3,841)    72,543
Stock options exercised           2,000                    -         10                                                          10
Treasury stock acquired at
   cost                                    (565,450)                                                              (3,951)    (3,951)
Comprehensive income:
   Net income                                                                5,897                                            5,897
   Change in unrealized
     losses on securities                                                                   (49)                                (49)
                             ------------------------------------------------------------------------------------------------------
Comprehensive income                                                         5,897          (49)                              5,848
                             ------------------------------------------------------------------------------------------------------
BALANCE AT FEBRUARY 2, 2001   6,370,878  (1,076,280)      $6    $43,574    $38,935         $(83)        $(190)   $(7,792)   $74,450
                             ======================================================================================================



          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Fiscal Years Ended
                                                                             ---------------------------------------------------
(Dollars in thousands)                                                        February 2,         January 28,        January 29,
Increase (decrease) in cash                                                          2001                2000               1999
----------------------------------------------------------------             ------------      --------------     --------------
Cash flows from operating activities:
Net income                                                                   $       5,897     $        3,372      $       6,454
Deduct income (loss) from discontinued operations                                      258             (2,521)            (1,011)
                                                                             -------------     --------------      -------------
Income from continuing operations                                                    5,639              5,893              7,465
Adjustments to reconcile net income from continuing
  operations to cash provided by continuing operations:
     Depreciation and amortization                                                   3,570              3,585              2,263
     Provision for losses on accounts receivable                                       314                264                115
     Provision for estimated returns                                                   945               (117)               795
     Provision for uncollectible vendor advances                                      (280)                 -                  -
     (Gain) loss on sale of property                                                  (696)                 9                (39)
Changes in assets and liabilities, net of effects from
   dispositions and acquisitions:
     Accounts receivable                                                            (6,399)             3,848               (546)
     Other accounts and notes receivable                                               583              1,286             (1,792)
     Inventories                                                                     3,821             (4,693)              (771)
     Deferred income taxes                                                             (36)              (244)              (594)
     Prepaid income taxes and income taxes payable                                     391               (568)               217
     Prepaid items and other assets, net                                               428               (521)               265
     Accounts payable, accrued expenses and
       deferred liabilities                                                          4,542             (1,755)              (732)
                                                                             -------------     --------------      -------------
         Net cash provided by operating activities of
             continuing operations                                                  12,822              6,987              6,646
                                                                             -------------     --------------      -------------
Cash flows from investing activities:
     Capital expenditures                                                           (1,153)            (6,876)            (1,631)
     Acquisitions, net of cash acquired                                                  -                  -             (2,241)
     Purchase of available for sale securities                                           -               (270)                 -
     Proceeds from sale of property                                                    772                 23                 42
                                                                             -------------     --------------      -------------
         Net cash used in investing activities of
             continuing operations                                                    (381)            (7,123)            (3,830)
                                                                             -------------     --------------      -------------

Cash flows from financing activities:
     Gross borrowings under line-of-credit agreement                                     -             26,350                400
     Repayment of borrowings under line-of-credit                                        -            (26,350)              (400)
     Principal repayments of long-term debt                                              -                  -             (2,688)
     Purchase of treasury stock                                                     (3,951)            (3,265)              (576)
     Issuance of common stock                                                           10                 13                382
                                                                             -------------     --------------      -------------
         Net cash used in financing activities of
             continuing operations                                                  (3,941)            (3,252)            (2,882)
                                                                             -------------     --------------      -------------

Cash (used in) provided by discontinued Cigar
         operations                                                                    (92)                48                (22)
                                                                             -------------     --------------      -------------

Increase (decrease) in cash and cash equivalents                                     8,408             (3,340)               (88)
Cash and cash equivalents at beginning of period                                    26,923             30,263             30,351
                                                                             -------------     --------------      -------------
Cash and cash equivalents at end of period                                   $      35,331     $       26,923      $      30,263
                                                                             =============     ==============      =============


          See accompanying notes to consolidated financial statements.

                                OROAMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Line of business

OroAmerica, Inc. (the Company) is a Delaware corporation primarily engaged in importing, manufacturing and distributing gold jewelry products to large retailers such as mass merchandisers and discount stores, catalog showrooms, national and regional jewelry chains, home shopping networks, warehouse clubs and department stores and to jewelry wholesalers and distributors. The Company's jewelry operations are essentially one operating segment.

During fiscal 1998, the Company entered the premium cigar manufacturing and distribution business. In fiscal 1998, Cigar operations consisted primarily of securing tobacco inventories and establishing manufacturing facilities in the Dominican Republic and Indonesia. In fiscal 1999, the Company began selling cigars to retailers and opened its retail cigar store in Beverly Hills, California. In January 2000, the Company decided to discontinue its cigar operations. (See Note 13)

Principles of Consolidation

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

Fiscal Years

The Company reports results of operations for a fiscal year consisting of a 52 or 53 week period ending the Friday closest to January 31. Each of the fiscal years ended January 28, 2000 and January 29, 1999, consists of fifty-two weeks. The fiscal year ended February 2, 2001 consists of fifty-three weeks.

Statement of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include amounts held at financial institutions or highly liquid investments with original maturities of ninety days or less when purchased. The fair value of cash and cash equivalents approximates their carrying amount.

Supplemental cash flow information and non-cash investing and financing activities are as follows:

Fiscal Year (in thousands)                                                      2001              2000            1999
--------------------------                                                  ------------       -----------     ----------
Cash paid during the year for:
     Interest                                                               $      1,837       $     1,906     $    1,554
     Income taxes                                                           $      3,046       $     3,017     $    4,237
Non-cash investing and financing activities:
     Note receivable from stock sale                                        $          -       $         -     $      190
     Unrealized loss on securities                                          $         49       $        34     $        -
Acquisitions (Note 8):
     Fair value of assets acquired                                          $          -       $         -     $    2,241
     Liabilities assumed                                                               -                 -              -
                                                                            ------------       -----------     ----------
        Cash paid                                                           $          -       $         -     $    2,241
                                                                            ============       ===========     ==========

Concentrations of Credit Risk

The Company's financial instruments subject to credit risk consist primarily of cash equivalents and accounts receivable. The Company places its cash equivalents in high quality securities with a major bank and financial institution. With respect to accounts receivable, the Company extends credit based on an evaluation of a customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company's ten largest customers accounted for approximately 58% of net sales in 2001, 62% of net sales in 2000 and 59% of net sales in 1999. One customer, Wal-Mart, accounted for 20%, 25% and 22% of the Company's net sales for the years ended February 2, 2001, January 28, 2000, and January 29, 1999, respectively. No other individual customer accounts for more than 10 percent of sales. At February 2, 2001 and January 28, 2000, gross accounts receivable included balances totaling $20.7 million and $17.5 million, respectively, from the Company's ten largest customers.

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

                                       February 2,         January 28,
                                              2001                2000
                                      ------------        ------------
 Doubtful accounts                     $ 1,802,000         $ 1,960,000
 Sales returns                         $10,825,000         $ 9,880,000

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

Forward Purchase Contracts

The Company enters into forward contracts for the purchase of gold to hedge outstanding customer orders for future delivery in order to mitigate the risk of price fluctuations. The Company does not enter into forward contracts for trading purposes. The effects of hedging transactions are recognized when contracts are settled. The aggregate amounts of forward contracts were $7.8 million and $10.0 million at February 2, 2001 and January 28, 2000, respectively. The forward contracts outstanding at February 2, 2001 expire no later than April 2001. The contract values of the forward purchase contracts approximate their fair values because of the relatively short maturity of these contracts.

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

Goodwill and Other Intangible Assets

Goodwill in the amount of $5,793,000, which arose in connection with the acquisition of a former stockholder's interest in the Company and its affiliates in 1987, is amortized over twenty-five years. Goodwill in the amount of $973,000, which arose in connection with the fiscal 1995 acquisition of Jerry Madison Enterprises, a jewelry company specializing in the production and distribution of diamond-accented and gemstone jewelry merchandise, was deemed to be impaired and written-off in fiscal 2000. (See "Impairment of Long-Lived Assets" below.) In fiscal 1998, the Company recorded $200,000 of goodwill related to the Jerry Prince acquisition, which is being amortized over five years. In fiscal 1999, the Company recorded goodwill related to the Eclipse and Jene acquisitions of approximately $1.1 million, which is being amortized over periods of five and fifteen years, respectively (See Note 8). Amortization expense for fiscal 2001, 2000 and 1999 was $350,000, $412,000 and $361,000,
respectively. Accumulated amortization at February 2, 2001 and January 28, 2000 was $3,397,000 and $3,047,000, respectively.

Covenants-not-to-compete in the amount of $540,000 were executed in connection with the fiscal 1999 acquisitions of Jene and Eclipse (See Note 8). These covenants-not-to-compete are being amortized on a straight-line basis, over terms ranging from four to five years. Amortization expense for fiscal 2001, 2000 and 1999 approximated $110,000, $110,000 and $39,000, respectively.
Accumulated amortization at February 2, 2001 and January 28, 2000 was $259,000 and $149,000, respectively.

Patents

The Company owns patents for several of its jewelry products and amortizes its patents over their economic useful lives, estimated between fifteen and seventeen years. Amortization expense was approximately $489,000 for each of the three fiscal years in 2001, 2000, and 1999. Accumulated amortization at February 2, 2001 and January 28, 2000, was $3,808,000 and $3,319,000, respectively.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used or disposed of by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. In fiscal 2000, the Company recorded an impairment loss of $583,000, resulting from the write-off of unamortized goodwill related to the acquisition of Jerry Madison Enterprises. No impairment losses were recognized in fiscal 2001 or fiscal 1999.

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

Stock Compensation

The Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees". In February 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting For Stock-Based Compensation" (See Note 11).

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

New Accounting Standard

The Financial Accounting Standards Board ("FASB") has issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". As subsequently amended by FASB Statement No. 138, Statement No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt the provisions of Statement No. 133 in the first quarter of fiscal 2002. The adoption of Statement No. 133 will not have a material impact on the earnings and financial position of the Company.

NOTE 2 - INVENTORIES:

Inventories consist of the following (in thousands, except per ounce data):


                                                                               February 2,              January 28,
                                                                                      2001                     2000
                                                                         -----------------        -----------------
Gold and other raw materials                                             $           2,712        $           3,264
Manufacturing costs and other                                                       10,267                   13,478
                                                                         -----------------        -----------------
Jewelry inventories                                                                 12,979                   16,742
LIFO cost less than FIFO cost                                                         (274)                    (216)
Allowance for vendor advances                                                         (400)                    (680)
                                                                         -----------------        -----------------
Inventories                                                              $          12,305        $          15,846
                                                                         =================        =================

Gold price per ounce:                                                    $          266.70        $          286.75
                                                                         =================        =================

The Company has several consignment agreements with gold consignors, providing for a maximum aggregate consignment of 365,000 fine troy ounces. In accordance with the consignment agreements, title remains with the gold consignors until purchased by the Company.

At February 2, 2001 and January 28, 2000, the Company held 191,800 and 227,600 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at year-end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned gold into finished jewelry products.

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

The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements:(a) prohibit the payment of dividends; (b) limit capital expenditures; (c) limit the amount of debt the Company may incur; (d) prohibit the Company from engaging in mergers and acquisitions without prior approval; (e) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract; and (f) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At February 2, 2001, the Company was in compliance with all of the requirements of its consignment agreements.

In fiscal 2000 and 1999, the Company reduced jewelry inventory levels, which resulted in liquidations of LIFO inventory layers carried at lower costs in prior years. The effect of the liquidations for 2000 and 1999 was to decrease cost of sales by approximately $772,000 and $739,000, respectively, and to increase net income by $486,000 ($.08 per basic and dilutive net income per share), and $466,000 ($.07 per basic and dilutive net income per share), respectively.

NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following (in thousands):

                                                                        February 2,          January 28,
                                                                               2001                 2000
                                                                  -----------------    -----------------
Land                                                              $           4,734    $           4,734
Buildings, leaseholds and improvements                                        8,947                8,721
Construction in progress                                                          -                   37
Automobiles                                                                     501                  508
Office furniture and equipment                                               11,305               10,877
Manufacturing equipment                                                       4,956                5,803
                                                                  -----------------    -----------------
                                                                             30,443               30,680
Less:  Accumulated depreciation                                             (16,775)             (15,448)
                                                                  -----------------    -----------------
                                                                  $          13,668    $          15,232
                                                                  =================    =================


NOTE 4 - BORROWINGS UNDER REVOLVING CREDIT AGREEMENT:

The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires May 1, 2001. Available borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. No short-term advances were outstanding at February 2, 2001 or January 28, 2000. The revolving credit facility also provides for the issuance of banker's acceptances, and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear an interest rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of February 2, 2001 or January 28, 2000. Stand-by letters of credit outstanding at February 2, 2001 and January 28, 2000, totaled $1,000,000 and $1,000,000, respectively. Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At February 2, 2001, the Company was in compliance with all of the requirements of its revolving credit agreement.


NOTE 5 - ACCRUED EXPENSES:

Accrued expenses consist of the following (in thousands):

                                                                 February 2,            January 28,
                                                                        2001                   2000
                                                           -----------------     ------------------
Advertising and customer promotions                        $           4,180     $            4,099
Payroll and fringe benefits                                            3,129                  2,067
Other miscellaneous                                                    2,285                  2,567
                                                           -----------------     ------------------
Total                                                      $           9,594     $            8,733
                                                           =================     ==================

NOTE 6 - INCOME TAXES:

The provision for income taxes for the fiscal years 2001, 2000 and 1999 are summarized as follows (in thousands):

                                                                                2001                  2000                  1999
                                                                  ------------------    ------------------    ------------------
Current:
     Federal                                                      $            2,812    $            1,808    $            3,605
     State                                                                       719                   441                   809
     Foreign                                                                     161                   203                     -
                                                                  ------------------    ------------------    ------------------
                                                                               3,692                 2,452                 4,414
                                                                  ------------------    ------------------    ------------------
Deferred:
     Federal                                                                    (158)                 (308)                 (481)
     State                                                                        81                  (160)                 (143)
                                                                  ------------------    ------------------    ------------------
                                                                                 (77)                 (468)                 (624)
                                                                  ------------------    ------------------    ------------------

Total income tax provision                                                     3,615                 1,984                 3,790
Allocation to discontinued operations                                            158                (1,480)                 (593)
                                                                  ------------------    ------------------    ------------------
Provision for income taxes on income
     from continuing operations                                   $            3,457    $            3,464    $            4,383
                                                                  ==================    ==================    ==================


Deferred tax assets by jurisdiction are as follows (in thousands):

                                                                                               February 2,           January 28,
                                                                                                      2001                  2000
                                                                                        ------------------    ------------------
Deferred taxes - Federal                                                                $            3,045    $            2,887
Deferred taxes - State                                                                                 784                   865
                                                                                        ------------------    ------------------
                                                                                        $            3,829    $            3,752
                                                                                        ==================    ==================


Deferred tax assets (liabilities) are comprised of the following (in thousands):

                                                                                              February 2,            January 28,
                                                                                                     2001                   2000
                                                                                         ----------------     ------------------
Deferred tax liabilities
     Inventory                                                                           $         (1,928)    $           (2,065)
     Prepaid box supplies                                                                            (151)                  (177)
                                                                                         -----------------    ------------------
         Total deferred tax liabilities                                                            (2,079)                (2,242)
                                                                                         ----------------     ------------------

Deferred tax assets
     Reserve for returns                                                                            4,312                  3,936
     Bad debt reserve                                                                                 718                    789
     Compensation accruals                                                                            400                    278
     Net operating loss carryforwards                                                                 119                    178
     Fixed assets and intangibles                                                                      41                    113
     Provision for discontinued operations                                                              -                    385
     Other                                                                                            318                    315
                                                                                         ----------------     ------------------
         Total deferred tax assets                                                                  5,908                  5,994
                                                                                         ----------------     ------------------

Net deferred tax assets                                                                  $          3,829     $            3,752
                                                                                         ================     ==================

At February 2, 2001 and January 28, 2000, other assets includes long-term net deferred tax assets of $344,000 and $303,000, respectively.

At February 2, 2001, the Company has federal net operating loss carryforwards ("NOLs") of $817,000. These NOLs are subject to the limitations under Internal Revenue Code Section 382, which limit their usage to $58,000 in any given year. The federal NOLs expire in fiscal 2007.

The following is a reconciliation for the U.S. federal statutory rate and the effective tax rate:

Fiscal year ended                        February 2,       January 28,       January 29,
                                                2001              2000             1999
                                        ------------       -----------       ----------
Federal statutory rate                     34.0%             34.0%             34.0%
State and local income taxes,
    net of federal tax benefits             6.6               3.4               4.3
Goodwill amortization                       0.8               5.6               1.0
Effect of foreign operations               (1.1)             (4.1)             (6.3)
Other, net                                 (2.3)             (1.9)              4.0
                                           ----              ----              ----
Effective income tax rate                  38.0%             37.0%             37.0%
                                           ====              ====              ====

The Company has not provided for U.S. federal income and foreign withholding taxes on $6.0 million of foreign subsidiaries' undistributed earnings as of February 2, 2001, because such earnings are intended to be reinvested indefinitely.


NOTE 7 - RELATED PARTY TRANSACTIONS:

The Company accounts for its investments in less than majority-owned entities using the equity method. The results of operations and the financial positions of the affiliates are immaterial to the Company.

During fiscal 1993, the Company made an initial capital contribution of $6,000 to a new partnership (OroIndo) whose purpose was to develop rope chain manufacturing. At January 30, 1998, the Company owned a 50 percent interest in OroIndo and accounted for this entity using the equity method. In fiscal 1999, this partnership was dissolved. No material gain or loss was recognized from the dissolution of this partnership. The purchases from OroIndo during fiscal year 1999 were approximately $7.6 million.

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


NOTE  9 - SALARY DEFERRAL AND PROFIT SHARING PLAN:

The Company has a Salary Deferral and Profit Sharing Plan covering substantially all eligible employees. Under the plan, employees may elect to defer a percentage of their salary. The Company may, at its discretion, make contributions to the plan. The Company contributed approximately $175,000, $89,000, and $140,000 to the plan during the fiscal years ended February 2, 2001, January 28, 2000 and January 29, 1999, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space, retail space and manufacturing facilities. These leases are classified as operating leases and have original, noncancellable terms of one to five years. Certain operating leases provide for minimum annual rentals, subject to annual escalations generally based on the Consumer Price Index plus executory costs. Rent expense for fiscal years 2001, 2000 and 1999 was approximately $672,000, $630,000 and $602,000, respectively.

Future minimum annual commitments under the operating leases with initial or remaining terms of one year or more consist of the following at February 2, 2001 (in thousands):

                                                         Operating
      Fiscal Year                                           Leases
      -----------                                        ---------
      2002                                                  $  476
      2003                                                     277
      2004                                                     191
      2005                                                      47
                                                         ---------
      Total minimum lease payments                          $  991
                                                         =========


In the normal course of business, the Company is a defendant in various lawsuits. The Company's management believes that there will be no material adverse impact on the financial condition or results of operations of the Company as a result of the ultimate resolution of these matters.

NOTE 11 - STOCK OPTION PLANS:

The Company has an Incentive Stock Option Plan under which options to purchase shares of the Company's common stock may be granted to key employees of the Company. The total number of shares issuable under the Incentive Stock Option Plan was increased to 535,000 shares during fiscal 2001, subject to stockholder approval. Options granted under the Incentive Stock Option Plan become exercisable in annual increments determined by the Compensation Committee. Incentive stock options expire 10 years from the date of grant.

The Company has a Directors' Stock Option Plan (the "Directors' Plan") under which each non-employee director of the Company, on the date of his or her election to the Board, is automatically granted an option to purchase 10,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant. The total number of shares issuable under the Director Stock Option Plan is 100,000. Options granted under the Director Stock Option Plan become exercisable in cumulative annual increments of 20 percent, commencing on the anniversary of the date of grant. Director stock options expire 10 years from the date of grant. In addition, the Board of Directors granted an option to purchase 5,000 shares of common stock, at an exercise price equal to the fair market value of the common stock on the date of grant, to one non-employee director in fiscal 1997 and another non-employee director in fiscal 1998. These grants were made outside of the Directors' Plan. During fiscal 1999, the Company adopted a Supplemental Non-Employee Director Stock Option Plan ("Supplemental Plan"), under which each non-employee director of the Company serving on the Board on April 14, 1998 was granted an option to purchase 1,000 shares of common stock. In addition, each non-employee director will automatically be granted an option to purchase 1,000 shares of common stock on the date of each annual meeting of stockholders at which such non-employee director is re-elected to the Board, commencing with the annual meeting in 1999. The total number of shares issuable under the Supplemental Plan is 25,000. Supplemental Plan options are granted at an exercise price equal to the fair market value on the date of grant and are exercisable in one-third increments, commencing on the anniversary of the date of grant.

The Incentive Stock Option Plan is administered by a Compensation Committee appointed by and holding office at the pleasure of the Board of Directors; the Directors' and Supplemental Plans are administered by the Board. Stock option activity for employees and directors is shown below:

                                                                      Weighted-
                                                   Options             Average
                                                 Outstanding           Exercise
                                                    Number              Price
                                                 -----------           -------
Outstanding at January 30, 1998                     392,000             $ 8.53
     Granted                                         38,000             $ 8.55
     Exercised                                     (112,000)            $ 5.11
     Cancelled                                      (86,000)            $11.02
                                                   --------             ------
Outstanding at January 29, 1999                     232,000             $ 9.26
     Granted                                        365,500             $ 6.78
     Exercised                                       (2,500)            $ 4.94
     Cancelled                                      (11,000)            $ 9.49
                                                   --------             ------
Outstanding at January 28, 2000                     584,000             $ 7.86
     Granted                                        202,000             $ 7.29
     Exercised                                       (2,000)            $ 4.94
     Cancelled                                      (61,500)            $ 8.28
                                                   --------             ------
Outstanding at February 2, 2001                     722,500             $ 7.67
                                                   ========             ======

Options exercisable at January 29, 1999             154,400             $10.66
                                                   ========             ======

Options exercisable at January 28, 2000             185,599             $ 9.90
                                                   ========             ======

Options exercisable at February 2, 2001             296,467             $ 8.44
                                                   ========             ======


The following table summarizes information about employee and director stock options outstanding at February 2, 2001:

                                          Options Outstanding                              Options Exercisable
                           ---------------------------------------------------       ----------------------------
                                                  Weighted-         Weighted-                          Weighted-
                                                    Average           Average                            Average
Range of                          Number          Remaining          Exercise              Number       Exercise
Exercise Prices              Outstanding   Contractual Life             Price         Exercisable          Price
---------------            -------------   ----------------     -------------        ------------     ----------
$4.13 to $4.94                    66,500              5.2               $4.64              63,800          $4.62
$6.56 to $8.00                   551,000              8.9               $7.12             127,667          $7.02
$12.25 to $14.25                 105,000              2.8              $12.50             105,000         $12.50
                           -------------                                             ------------
                                 722,500                                                  296,467
                           =============                                             ============


Pro-forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for the employee and non-employee director stock options granted under the fair value method of that Statement. The weighted-average estimated grant fair values, as defined by SFAS No. 123, for options granted during fiscal years 2001, 2000 and 1999 were $3.87, $4.87 and $4.70, respectively. All options were granted at exercise prices equal to market prices during fiscal years 2001, 2000 and 1999, except for 160,000 options granted during FY 2000. The 160,000 stock options were granted at prices which were $2.44 below market price on the date of grant.

The fair values for options granted in fiscal 2001, 2000 and 1999 were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                    2001              2000               1999
                                                -----------        ----------         --------
Risk-free interest rate                               5.41%             5.77%            5.12%
Dividend yield                                        0.00%             0.00%            0.00%
Volatility                                           47.69%            52.16%           50.73%
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

                                                                                 2001              2000              1999
                                                                              ----------        ----------         --------
Net income:
    As reported                                                                   $5,897            $3,372         $  6,454
    Pro forma                                                                     $5,478            $3,084         $  6,389
Net income per share:
    As reported - basic                                                            $1.06             $0.56            $1.03
    As reported - diluted                                                          $1.04             $0.56            $1.02
    Pro forma - basic                                                              $0.98             $0.51            $1.02
    Pro forma - diluted                                                            $0.97             $0.51            $1.01


NOTE 12 - STOCKHOLDERS' EQUITY:

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

Stock Repurchase Program

In fiscal 1999, the Company's Board of Directors approved a stock repurchase program pursuant to which the Company is authorized to purchase up to 300,000 shares of its outstanding common stock in the open market at prevailing market prices or off the market in negotiated transactions. Since the inception of the stock repurchase program, the Board of Directors has authorized the Company to repurchase an additional 900,000 shares for a total of 1.2 million shares authorized for repurchase. During the year ended February 2, 2001, the Company repurchased 565,450 shares for an aggregate price of approximately $4.0 million. At February 2, 2001, the Company has repurchased a total of 1,076,280 shares at an approximate cost of $7.8 million.

Note Receivable from Stock Sale

The note receivable from stock sale results from the exercise of stock options by the Company's Chief Operating Officer for a note. The note is a full recourse promissory note bearing interest at 7.35% and is secured by the stock issued upon exercise of the stock options. Interest is payable quarterly and principal is due in full on August 14, 2001.


NOTE 13. DISCONTINUED OPERATIONS:

In January 2000, the Company decided to discontinue its cigar operating segment. Accordingly, the Company's cigar operations have been classified as discontinued operations for all periods presented. During fiscal 2001, the Company ceased production of cigars and closed all cigar operations. In September 2000, the Company sold all finished cigars, packaging, and certain other assets to a third party. At February 2, 2001, remaining cigar assets consist of tobacco leaf inventories totaling $80,000, which have been classified as available for sale.

Revenues of the discontinued cigar segment were $755,000 in fiscal 2001, $1,542,000 in fiscal 2000, and $862,000 in fiscal 1999. These revenues are not included in the revenues as reported in the Consolidated Statements of Income.

QUARTERLY FINANCIAL DATA (UNAUDITED):
-------------------------------------
(Amounts in thousands, except per share amounts)

                                                                                                   Fiscal 2001
                                                                          -------------------------------------------------------
Quarter ended                                                                   1st          2nd           3rd            4th
                                                                          -------------------------------------------------------
Net sales                                                                      $37,660       $ 26,448       $48,214      $59,338
Gross margin                                                                    $6,758         $4,563        $9,235      $13,944
Net income (loss) from continuing operations                                      $721          $(558)       $1,848       $3,628
Net income from discontinued operations                                            $10            $43          $185          $20
Net income (loss)                                                                 $731          $(515)       $2,033       $3,648

Per Share Data:
     Basic net income (loss) per share
         Net income (loss) from continuing operations                            $0.12         $(0.10)        $0.33        $0.66
         Net income from discontinued operations                                     -           0.01          0.04            -
                                                                          ------------------------------------------------------
         Net income (loss) per share                                             $0.12         $(0.09)        $0.37        $0.66
                                                                          ======================================================

     Diluted net income (loss) per share
         Net income (loss) from continuing operations                            $0.12         $(0.10)        $0.33        $0.64
         Net income from discontinued operations                                     -           0.01          0.04            -
                                                                          ------------------------------------------------------
         Net income (loss) per share                                             $0.12         $(0.09)        $0.37        $0.64
                                                                          ======================================================


                                                                                                   Fiscal 2000
                                                                          ------------------------------------------------------
Quarter ended                                                                   1st          2nd           3rd            4th
                                                                          ------------------------------------------------------
Net sales                                                                      $37,648        $28,327       $54,863      $48,617
Gross margin                                                                    $5,690         $4,909       $10,719      $11,269
Net income (loss) from continuing operations                                      $666          $(167)       $3,168       $2,226
Net loss from discontinued operations                                            $(221)         $(480)        $(463)     $(1,357)
Net income (loss)                                                                 $445          $(647)       $2,705         $869

Per Share Data:
     Basic net income (loss) per share
         Net income (loss) from continuing operations                            $0.11         $(0.03)        $0.54        $0.36
         Net loss from discontinued operations                                   (0.04)         (0.08)        (0.08)       (0.22)
                                                                          ------------------------------------------------------
         Net income (loss) per share                                             $0.07         $(0.11)        $0.46        $0.14
                                                                          ======================================================

     Diluted net income (loss) per share
         Net income (loss) from continuing operations                            $0.10         $(0.03)        $0.53        $0.37
         Net loss from discontinued operations                                   (0.03)         (0.08)        (0.07)       (0.23)
                                                                          ------------------------------------------------------
         Net income (loss) per share                                             $0.07         $(0.11)        $0.46        $0.14
                                                                          ======================================================

                                OROAMERICA, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                           Additions
                                                              ----------------------------------
                                                                       Charged
                                                 Balance at           to costs           Charged                             Balance
                                                  Beginning                and          to other                           at end of
                 Description                      of period           expenses          accounts      Deductions              Period
--------------------------------------      ---------------   ----------------  ----------------     -----------     ---------------
For the year ended January 29, 1999:
Allowance for doubtful accounts                     $1,600               $115              $215 (3)       ($130)(1)          $1,800
Reserve for estimated returns                        9,202                  0                 0             795 (2)           9,997
Allowance for uncollectible
       vendor advances                                 680                  0                 0               0                 680
                                            ---------------   ----------------  ----------------     -----------     ---------------

                    Total                          $11,482               $115              $215            $665             $12,477
                                            ===============   ================  ================     ===========     ===============



For the year ended January 28, 2000:
Allowance for doubtful accounts                    $ 1,800               $264               $39 (4)       ($143)(1)          $1,960
Reserve for estimated returns                        9,997                  0                 0            (117)(2)           9,880
Allowance for uncollectible
       vendor advances                                 680                  0                 0                                 680
                                            ---------------   ----------------  ----------------     -----------     ---------------

                    Total                          $12,477               $264               $39           ($260)            $12,520
                                            ===============   ================  ================     ===========     ===============

For the year ended February 2, 2001:
Allowance for doubtful accounts                     $1,960               $314               $14 (5)       ($486)(1)          $1,802
Reserve for estimated returns                        9,880                  0                 0             945 (2)          10,825
Allowance for uncollectible
       vendor advances                                 680               (280 )               0               0                 400
                                            ---------------   ----------------  ----------------     -----------     ---------------

                    Total                          $12,520                $34               $14            $459             $13,027
                                            ===============   ================  ================     ===========     ===============


(1) Due to debtors' inability to pay, price disputes, shortages and other allowances.

(2) The Company reduces gross sales by the amount of returns processed. Each month the Company estimates a reserve for returns based on historical experience and the amount of gross sales. The reserve is adjusted periodically to reflect the Company's actual return experience.

(3) Includes $117,000 collection on trade receivables previously written-off, $100,000 adjustment to cost of sales and $1,000 write-off of other accounts receivable.

(4) Includes $3,000 collection on trade receivables previously written-off, $100,000 adjustment to cost of sales and $136,000 adjustment to trade accounts receivable.

(5) Includes $17,000 collection of trade receivable previously written-off, $8,000 write-off of other accounts receivable, and $5,000 allowance for doubtful accounts related to CigarAmerica, Inc. trade receivables which are no longer designated as "available for sale" assets.