Form 10-K405/A
period 2001-02-02
OROAMERICA INC
filed 2001-06-01
CIK 824435

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO.1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended February 2, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                to
                                             ---------------  ------------------

Commission file number 0-21862
                       -------

                                OROAMERICA, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                  94-2385342
         -------------------------------------             ------------------

         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                     Identification No.)

         443 North Varney Street, Burbank, California              91502
         --------------------------------------------       ------------------
         (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (818) 848-5555
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 22, 2001, computed by reference to the closing sales price as reported on The Nasdaq National Market on such date, was $21,966,930. In determining such market value, shares of Common Stock beneficially owned by each executive officer and director have been excluded.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.



        Class                      Number of Shares Outstanding on May 22, 2001
        -----                      --------------------------------------------
Common Stock, $.001 par value                    5,294,598


                       DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following is a list of OroAmerica's directors as of June 1, 2001:


       NAME AND CLASS                    AGE            DIRECTOR SINCE          TERM EXPIRES
       --------------                    ---            --------------          ------------
       Class I
          Guy Benhamou                   49                 1977                    2003
          David Rousso                   60                 1995                    2003
       Class II
          Bertram K. Massing             67                 1987                    2001
       Class III
          Shiu Shao                      49                 1993                    2002
          John Arzoian                   51                 2000                    2002


BUSINESS EXPERIENCE OF DIRECTORS DURING THE PAST FIVE YEARS

     Guy Benhamou is a co-founder of OroAmerica and has been its President, Chief Executive Officer and a member of its Board of Directors since its inception in January 1977. Mr. Benhamou was appointed Chairman of the Board in May 1993.

     David Rousso was appointed to the Board of Directors in November 1995. Mr. Rousso has been a professional investor since January 1991 and is the President and sole stockholder of DPR Investments, a financial consulting firm. Mr. Rousso also is Chairman of the Board of CreditCheck, Inc., a privately held financial software company.

     Bertram K. Massing has been a partner in the law firm of Ervin, Cohen & Jessup LLP, which represents OroAmerica in a variety of legal matters, for more than the past five years.

     Shiu Shao has been employed by OroAmerica since April 1981. Mr. Shao served as Controller of OroAmerica from 1981 to 1984 and Vice President - Finance from 1984 until September 1991, when he was appointed Chief Financial Officer. Mr. Shao also has served as a director of OroAmerica since May 1993 and was appointed a Vice President of OroAmerica in May 1994 and the Chief Operating Officer of OroAmerica in October 1998.

     John Arzoian was elected to the Board of Directors in June 2000. Mr. Arzoian founded Pace Enterprises, Inc., a privately held jewelry manufacturing company specializing in gemstone jewelry, with his wife in 1977, and was its General Partner from 1977 until it became a corporation in 1991. Mr. Arzoian has been the Chief Executive Officer of Pace Enterprises since 1991.

EXECUTIVE OFFICERS

     The executive officers of OroAmerica are as follows:



        NAME                   AGE                       POSITION
        ----                   ---                       --------
        Guy Benhamou           49            Chairman of the Board, President and Chief
                                             Executive Officer
        Shiu Shao              49            Chief Operating Officer, Chief Financial
                                             Officer and Vice President


     Executive officers are elected by and serve at the discretion of the Board of Directors. For a description of the business experience of Messrs. Benhamou and Shao, see "Business Experience of Directors During the Past Five Years" above.

     No family relationships exist between any of the directors or executive officers of OroAmerica.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires OroAmerica's executive officers and directors, and persons who own more than ten percent of a registered class of OroAmerica's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by Securities and Exchange Commission regulations to furnish OroAmerica with copies of all
Section 16(a) forms they file.

     Based solely on a review of these copies of these forms furnished to OroAmerica, or written representations that no Forms 5 were required, OroAmerica believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten-percent beneficial owners were complied with during fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Since September 30, 1993, directors who are not employees of OroAmerica have been paid an annual fiscal year retainer of $10,000 plus $1,000 for each Board meeting attended. The same compensation arrangements will apply in fiscal 2002. All directors are reimbursed for their travel expenses incurred in attending Board or committee meetings.

     Pursuant to the provisions of the OroAmerica, Inc. 1994 Directors' Stock Option Plan, each new non-employee director, on the date of his or her election to the Board of Directors, whether elected by the stockholders or the Board of Directors, automatically will be granted a stock option to purchase 10,000 shares of common stock at an exercise price equal to the fair market value of the common stock on the date of grant. Only one grant may be made under this plan to each non-employee director. In accordance with the provisions of this plan, on June 8, 2000, the date of his election to the Board of Directors at the 2000 Annual Meeting, Mr. Arzoian was granted a stock option to purchase 10,000 shares of common stock at an exercise price of $6.8125 per share, the fair market value of the common stock on the date of grant.

     On April 14, 1998, the Board of Directors adopted the Supplemental Non-Employee Directors' Stock Option Plan, which provides for automatic grants to each non-employee director of stock options to purchase 1,000 shares of common stock commencing on April 14, 1998, and continuing each time a non-employee director is re-elected to the Board of Directors following the 1998 Annual Meeting. In accordance with the provisions of this plan, on June 8, 2000, the date of their re-election to the Board at the 2000 Annual Meeting, Mr. Massing and Mr. Rousso were each granted a stock option to purchase 1,000 shares of common stock at an exercise price of $6.8125 per share, the fair market value of the common stock on the date of grant.

SUMMARY COMPENSATION TABLE

     The following table summarizes all compensation paid by OroAmerica during the fiscal years ended February 2, 2001, January 28, 2000, and January 29, 1999 to OroAmerica's President and Chief Executive Officer and OroAmerica's Chief Operating Officer and Chief Financial Officer (the only executive officers of OroAmerica).



                                                                             LONG-TERM COMPENSATION
                                                                             ----------------------
                                                ANNUAL COMPENSATION                  AWARDS
                                                -------------------                SECURITIES
                                                                                   UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION             YEAR         SALARY          BONUS       OPTIONS/SARS(1)    COMPENSATION(2)
---------------------------             ----         ------          -----       ---------------    ---------------
Guy Benhamou....................        2001      $778,869(3)       $206,524            --              $8,950
  Chairman of the Board                 2000       748,094            14,727            --               7,475
  President and Chief                   1999       650,000           155,141            --               7,469
  Executive Officer

Shiu Shao.......................        2001       262,758           107,930        100,000              8,950
  Chief Operating Officer,              2000       241,483            56,525        200,000              7,475
  Chief Financial Officer               1999       231,555           103,914            --               7,469
   and Vice President

----------------------
(1) Number of shares of common stock underlying options granted under the Amended and Restated OroAmerica, Inc. 1998 Incentive Stock Option Plan (the "1998 Plan"). No SARs may be granted under the 1998 Plan.
(2) Consists of contributions by the Company to a defined contribution 401(k) plan and premiums for medical and dental insurance coverage for each of the executive officers' dependents of $5,450 for fiscal 2001, $4,975 for fiscal 2000 and $4,136 for fiscal 1999.
(3)  Reflects a 53-week year. Mr. Benhamou's salary is $750,000 per year.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information as of February 2, 2001, and for the fiscal year then ended, with respect to stock options granted to the individuals named in the Summary Compensation Table.

                                                                                       POTENTIAL REALIZABLE VALUE
                                NUMBER OF     PERCENTAGE OF                             AT ASSUMED ANNUAL RATE
                               SECURITIES     TOTAL OPTIONS                            OF STOCK PRICE APPRECIATION
                               UNDERLYING       GRANTED TO    EXERCISE                     FOR OPTION TERM (3)
                                OPTIONS        EMPLOYEES IN   PRICE PER    EXPIRATION   ------------------------
           NAME                GRANTED(1)       FISCAL 2001   SHARE(2)       DATE           5%           10%
           ----               ------------    - -----------   --------    ----------     ---------------------
Guy Benhamou...............        --               --            --           --
Shiu Shao..................    100,000(4)         51.3%         $7.375      12/14/10      $463,810      $1,175,385


----------------
(1) The options were granted on December 14, 2000 under the 1998 Plan and are subject to vesting over a three-year period, with 1/3 of the options exercisable on the first anniversary of the date of grant and an additional 1/3 of the options becoming exercisable on the second and third anniversaries of the date of grant. The vesting of the options will be accelerated upon a sale of substantially all of OroAmerica's assets, the dissolution of OroAmerica or upon a change in the controlling stockholder interest in OroAmerica resulting from a tender offer, reorganization, merger or consolidation. On April 24, 2001, OroAmerica entered into an Agreement and Plan of Merger with Aurafin LLC and its subsidiary, whereby OroAmerica will be merged into this subsidiary (the "Merger"). At the closing of the Merger, all of the options will vest and the option holders will be entitled to receive cash payments in consideration of the cancellation of the options.
(2) At the discretion of the Compensation Committee, the exercise price may be paid by delivery of shares of common stock owned by the executive and valued at the fair market value on the date of exercise, and the tax withholding obligations related to the exercise of the stock options, if any, may be satisfied by offset of the underlying shares, subject to certain conditions. The Compensation Committee retains the discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.
(3) The potential realizable values shown under these columns represent the future value of the options (net of exercise price) assuming the market price of the common stock appreciates annually by 5% and 10%. The 5% and 10% rates of appreciation are prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation of OroAmerica's common stock.
(4) Includes an option to purchase 21,875 shares that was granted in December 2000 subject to the stockholders approving an amendment increasing the number of shares of common stock issuable under the 1998 Plan. This condition will not apply if the Merger is consummated and the options are cancelled in exchange for cash as provided above.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END VALUE

     The following table sets forth information for the named executive officers regarding the unexercised stock options held by them as of February 2, 2001. None of the executive officers exercised any stock options during the year ended February 2, 2001.



                                                 NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED                 VALUE OF UNEXERCISED
                                                    OPTIONS HELD AT                     IN-THE-MONEY OPTIONS
                                                    FEBRUARY 2, 2001                   AT FEBRUARY 2, 2001(1)
                                                    ----------------                   ----------------------
     NAME                                     EXCERCISABLE/UNEXERCISABLE             EXCERCISABLE/UNEXCERCISABLE
     ----                                     --------------------------             ---------------------------
Guy Benhamou                                            -- / --                                -- / --
Shiu Shao                                          121,667 / 233,333                     $116,875 / $250,000

---------------
(1) Based on the closing price on the Nasdaq National Market of OroAmerica common stock on that date ($8.25), minus the exercise price.

EMPLOYMENT AGREEMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     Since September 30, 1993, Mr. Benhamou has served as Chairman of the Board, Chief Executive Officer and President pursuant to an employment agreement that automatically renews for successive one-year periods unless terminated by either party. Under the terms of the agreement, Mr. Benhamou receives an annual salary of $750,000 (based on a 52-week fiscal year) and a bonus in an amount determined by the Compensation Committee of the Board of Directors. Mr. Benhamou also is entitled to a bonus pursuant to the 1994 Chief Executive Officer Bonus Plan approved by stockholders in July 1994. See "Compensation Committee Report on Executive Compensation". In addition to salary and bonus, OroAmerica is required to provide Mr. Benhamou with the use of an automobile and pay all expenses incurred in connection with the automobile.

     In August 1996, OroAmerica entered into an agreement with Mr. Shao which provides for payments to him in the event of a change in control of OroAmerica. Under the agreement, Mr. Shao will be entitled to certain payments from OroAmerica if his employment is terminated following a change in control of OroAmerica, unless the termination is (i) because of his death or disability,
(ii) by OroAmerica for "Cause" (as defined in the agreement) or (iii) by Mr. Shao other than for "Good Reason" (as defined in the agreement). The agreement with Mr. Shao provides for a payment of three times the average of his annual salary and bonus for the three fiscal years immediately preceding the change in control, reduced to the extent necessary to prevent the payments made to Mr. Shao from exceeding the limits imposed by Section 280G of the Internal Revenue Code of 1986. No termination benefit is required to be paid if Mr. Shao's employment terminates prior to a change in control. A change in control occurred when OroAmerica signed the merger agreement with Aurafin LLC and its subsidiary.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors was established on September 30, 1993, and currently consists of Mr. Rousso and Mr. Arzoian, who are non-employee directors. The Compensation Committee sets OroAmerica's compensation policies applicable to executive officers and administers OroAmerica's bonus plans and stock option plans. The Compensation Committee does not administer the 1994 Directors' Stock Option Plan or the Supplemental Non-Employee Directors' Stock Option Plan, both of which are administered by the Board. The Compensation Committee has prepared the following report for inclusion in this annual report.

Compensation Policy for Executive Officers

     The policy of the Compensation Committee is to provide each executive officer current cash compensation that is reasonable and consistent with OroAmerica's size, industry and performance, and long-term incentive compensation, in the form of stock options, based on the increase in value of OroAmerica's common stock. In addition to salary, current cash compensation includes a bonus based in part on OroAmerica's current annual performance and in part on the executive's individual performance.

Compensation of Chief Executive Officer

     Since the completion of OroAmerica's initial public offering in September 1993, Mr. Benhamou's salary has been fixed by his employment agreement. Mr. Benhamou also is entitled under the contract to a bonus determined by the Board of Directors or the Compensation Committee in its discretion. The Board has delegated this responsibility to the Compensation Committee.

     In keeping with the Compensation Committee's objective of rewarding executive officers based on corporate performance, and in order to assure the deductibility to OroAmerica of amounts paid to Mr. Benhamou, in March 1994, the Compensation Committee adopted the 1994 Chief Executive Officer Bonus Plan (the "Bonus Plan"), which was approved by stockholders in July 1994. The Bonus Plan provides for the payment to Mr. Benhamou of an annual bonus based on a percentage of the amount by which income before income taxes (before the payment of Mr. Benhamou's bonus) ("Pretax Income") for the applicable year exceeds $5.0 million, calculated as follows: 2% of Pretax Income in excess of $5.0 million up to $8.0 million; plus 4% of Pretax Income in excess of $8.0 million up to $15.0 million; plus 6% of Pretax Income in excess of $15.0 million. A bonus of $206,524 was paid to Mr. Benhamou pursuant to the Bonus Plan for fiscal 2001.

     Mr. Benhamou has not been awarded any stock options by OroAmerica, although he is eligible to participate in OroAmerica's option plans. Mr. Benhamou also participates in OroAmerica's defined contribution plan.

Compensation of Other Executive Officers

     For fiscal 2001, compensation paid to Mr. Shao, OroAmerica's only executive officer other than Mr. Benhamou, consisted of a base salary, bonus and contributions to a defined contribution plan. Mr. Shao's base salary for fiscal 2001 was determined by the Compensation Committee, based on Mr. Benhamou's recommendations. In determining Mr. Shao's salary, Mr. Benhamou and the Compensation Committee considered available information about the pay scales of other companies in the jewelry industry. The Compensation Committee believes that Mr. Shao's salary is comparable to the salaries of executives with similar experience and responsibilities in the jewelry industry.

     Bonuses to executive officers and key employees other than Mr. Benhamou are awarded pursuant to OroAmerica's Executive/Key Employee Bonus Plan, which was adopted based on the recommendations of a compensation consulting firm. Under this plan, participating executives and key employees may receive a cash bonus calculated as a percentage of their base salary, with the applicable percentage determined by reference to the income before income taxes of OroAmerica for the applicable fiscal year and individual performance measures which are intended to recognize individual contributions as reflected by the level of the executive's responsibilities, his or her effectiveness in overseeing the matters under his or her supervision and the degree to which he or she has contributed to the accomplishment of major corporate goals. For Mr. Shao and certain non-executive officers, 50% of the bonus is based on company performance, and 50% of the bonus is based on individual performance. For certain other non-executive officers, the bonus is based 25% on company performance and 75% on individual performance. For the fiscal year ended February 2, 2001, the income before income taxes targets and the individual performance measures were determined by the Compensation Committee, based on Mr. Benhamou's recommendations.

Stock Option Plan

     OroAmerica's stock option program provides additional incentives to key employees to maximize stockholder value and provides a link between the interests of senior managers and stockholders. By utilizing vesting periods, the option program encourages key employees to remain in the employ of OroAmerica and provides a long-term perspective to the compensation available under the option program. The Compensation Committee determines the number of option shares to be granted to each participating employee based upon his or her level of responsibility, a review of OroAmerica's overall performance and prior grants. Stock options to purchase a total of 100,000 shares of common stock were awarded to Mr. Shao in Fiscal 2001, each with an exercise price equal to the current market price on the date of grant.

Internal Revenue Code Provisions

     The Compensation Committee will continue to consider the anticipated tax treatment to OroAmerica regarding the compensation and benefits paid to OroAmerica's executive officers in light of the 1993 additions to Section 162(m) of the Internal Revenue Code of 1986, ("Section 162(m)"). The Compensation Committee from time to time will consider amendments to OroAmerica's compensation programs necessary to preserve the deductibility of all compensation paid by OroAmerica which is subject to Section 162(m). While OroAmerica does not expect to pay its executive officers compensation in fiscal 2002 in excess of the Section 162(m) deductibility limit, the Board of Directors and the Compensation Committee retain discretion to authorize the payment of compensation that does not qualify for income tax deductibility under Section 162(m).

                   David Rousso             John Arzoian

PERFORMANCE GRAPH

     The following graph compares the cumulative stockholder return on OroAmerica common stock from February 3, 1996 through February 2, 2001, based on the market price of the common stock, with the cumulative total return of the Nasdaq Market Value Index and the Media General Recreational Goods--Other Index. The graph assumes that the value of the investment in OroAmerica common stock and each index was $100 on February 3, 1996 and that all dividends, if any, were reinvested. The comparisons in this table are not intended to forecast or be indicative of possible future price performance.

        COMPARISON OF CUMULATIVE STOCKHOLDER RETURN OF OROAMERICA, INC.,
  NASDAQ MARKET VALUE INDEX AND MEDIA GENERAL RECREATIONAL GOODS -- OTHER INDEX


                                [GRAPHIC OMITTED]




                                                                   FISCAL YEAR ENDING
                                    --------------------------------------------------------------------------------
COMPANY/INDEX/MARKET                2/2/1996      1/31/1997     1/30/1998      1/29/1999     1/28/2000      2/2/2001
--------------------                --------      ---------     ---------      ---------     ---------      --------
OroAmerica, Inc.                     100.00        104.11         102.74        219.18         136.99        180.82
MG Group Index                       100.00         80.97          83.98        107.50         109.48         69.53
NASDAQ Market Index                  100.00        131.60         155.01        241.93         361.89        259.11


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of May 22, 2001 with respect to the beneficial holdings of each person or entity known by us to own beneficially more than 5% of OroAmerica's outstanding common stock and with respect to OroAmerica's directors and executive officers. Unless otherwise indicated, each of the entities and persons named in the table has sole voting and investment power with respect to all shares of common stock beneficially owned by it or him, except to the extent that authority is shared by spouses under applicable law. Unless otherwise indicated, the mailing address for each person listed in the table is 443 North Varney Street, Burbank, California 91502.


                                                      SHARES BENEFICIALLY OWNED(1)
                                                      ---------------------------
         NAME AND ADDRESS                              NUMBER            PERCENT
         ----------------                              ------            -------
Guy Benhamou(2) ..............................        3,400,000           64.22%
Dimensional Fund Advisors Inc. ...............          442,800            8.36%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, CA 90401
Lawndale Capital Management, LLC(3) ..........          393,000            7.42%
  c/o Shartsis, Friese & Ginsburg LLP
  One Maritime Plaza, 18th Floor
  San Francisco, CA 94111
Shiu Shao ....................................          215,750            3.96%
Bertram K. Massing(4) ........................           93,560            1.77%
David Rousso .................................           72,000            1.36%
John Arzoian .................................            3,333               *
All directors and executive
 officers as a group (5 persons) .............        3,784,643           69.05%


----------------
*    Indicates ownership of less than one percent.
(1) Includes shares which may be purchased upon the exercise of options which are exercisable as of May 22, 2001, or become exercisable within 60 days thereafter, for the following: Mr. Shao--155,000 shares; Mr. Massing--16,000 shares; Mr. Rousso--12,000 shares; Mr. Arzoian--3,333 shares; and all directors and executive officers as a group--186,333 shares. Does not include other options which will become vested and immediately exercisable as a result of the Merger.
(2) Does not include 73,560 shares held by a trust the beneficiaries of which are Mr. Benhamou's children. Mr. Benhamou has neither voting nor dispositive power with respect to these shares and, therefore, disclaims beneficial ownership of these shares.
(3) Shared voting power and shared dispositive power with respect to all 393,000 shares.
(4) Includes 73,560 shares held by a trust of which Mr. Massing is the trustee and the beneficiaries of which are the children of Mr. Benhamou.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In August 1998, OroAmerica loaned $190,000 to Mr. Shao to assist him in exercising an incentive stock option which was about to expire. The loan is evidenced by a full recourse promissory note issued by Mr. Shao, is due and payable in a lump sum in August 2001 and bears interest at 7.35% per annum. In addition, the loan is secured by a security interest in the 60,750 shares of common stock purchased by Mr. Shao upon the exercise of the stock option, and is due in full upon the termination of Mr. Shao's employment with OroAmerica for any reason, including termination without cause. OroAmerica intends to forgive Mr. Shao's obligations under this promissory note in connection with the Merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OROAMERICA, INC.


Dated: June 1, 2001                    By: /s/ Guy Benhamou
                                          -------------------------------------
                                          Guy Benhamou, Chairman of the Board,
                                          President and Chief Executive Officer