Form 10-Q
period 2001-05-04
OROAMERICA INC
filed 2001-06-15
CIK 824435

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended May 4, 2001.


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to
         ____________ .


         Commission File Number  0-21862
                                 -------


                                OROAMERICA, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                               94-2385342
         ----------------------                            ---------------------
         (State or other jurisdiction                        (I.R.S. Employer
         of incorporation or                                Identification  No.)
         organization)

         443 North Varney Street, Burbank, California              91502
         --------------------------------------------          -------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                                                  SHARES OUTSTANDING AS OF
         CLASS                                          June 13, 2001
         -----                                    -------------------------
         Common Stock, $.001 par value                   5,294,598

                                OROAMERICA, INC.
                           REPORT ON FORM 10-Q FOR THE
                            QUARTER ENDED May 4, 2001


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                    Page

         Item 1.           FINANCIAL STATEMENTS
                           Consolidated Balance Sheets ...........................................     1
                           Consolidated Statements of Income .....................................     2
                           Consolidated Statements of Cash Flows .................................     3
                           Notes to Condensed Consolidated Financial Statements...................     4

         Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS ...................................     7


PART II - OTHER INFORMATION

         Items 1 through  5.  Not Applicable

         Item 6.  Exhibits and Reports on Form 8-K ...............................................     11


SIGNATURES  ......................................................................................     12

PART I - Financial Information
Item 1.  Financial Statements

                                OROAMERICA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                     May 4,              February 2,
(Dollars in thousands, except share amounts)                                           2001                     2001
---------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $ 36,044                 $ 35,331
    Accounts receivable less allowance for returns
        and doubtful accounts of $9,621 and $12,627                                  20,683                   20,385
    Other accounts and notes receivable                                                 651                      487
    Inventories                                                                      11,973                   12,305
    Deferred income taxes                                                             3,485                    3,485
    Prepaid items and other current assets                                            1,550                      447
    Assets available for sale                                                            80                       80
                                                                                   --------                 --------
        Total current assets                                                         74,466                   72,520
Property and equipment, net                                                          13,222                   13,668
Goodwill and other intangible assets, net                                             3,853                    3,968
Patents, net                                                                          3,586                    3,708
Other assets                                                                            530                      531
                                                                                   --------                 --------
                                                                                   $ 95,657                 $ 94,395
                                                                                   ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $ 11,709                 $  8,868
    Income taxes payable                                                              1,677                    1,483
    Accrued expenses                                                                  7,347                    9,594
                                                                                   --------                 --------
        Current and total liabilities                                                20,733                   19,945
                                                                                   --------                 --------
Stockholders' equity:
    Preferred stock, 500,000 shares authorized, $.001 par
        value; none issued and outstanding                                             --                       --
    Common stock, 10,000,000 shares authorized, $.001 par
       value; 6,370,878 shares issued at May 4, 2001 and
        February 2, 2001                                                                  6                        6
    Paid-in capital                                                                  43,574                   43,574
    Accumulated other comprehensive loss                                                (83)                     (83)
    Note receivable from stock sale                                                    (190)                    (190)
    Treasury stock, 1,076,280 shares May 4, 2001 and
        February 2, 2001                                                             (7,792)                  (7,792)
    Retained earnings                                                                39,409                   38,935
                                                                                   --------                 --------
         Total stockholders' equity                                                  74,924                   74,450
                                                                                   --------                 --------
                                                                                   $ 95,657                 $ 94,395
                                                                                   ========                 ========


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               Thirteen Weeks Ended May 4, 2001 and April 28, 2000
                                   (Unaudited)


                                                                                  May 4,                   April 28,
(Dollars in thousands, except per share amounts)                                   2001                        2000
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                    $    37,890                 $    37,660
Cost of goods sold, exclusive of depreciation                                     30,768                      30,902
                                                                             -----------                 -----------
Gross profit                                                                       7,122                       6,758
                                                                             -----------                 -----------

Selling, general and administrative expense                                        5,497                       4,709
Depreciation and amortization expense                                                813                         890
Interest expense                                                                     486                         400
Other income                                                                        (415)                       (385)
                                                                             -----------                 -----------
Total expense                                                                      6,381                       5,614
                                                                             -----------                 -----------

Income before income taxes                                                           741                       1,144
Provision for income taxes                                                           281                         423
                                                                             -----------                 -----------
Net income from continuing operations                                                460                         721
Net income from discontinued operations                                               14                          10
                                                                             -----------                 -----------
Net income                                                                   $       474                 $       731
                                                                             ===========                 ===========

Basic net income per share
         Net income from continuing operations                               $      0.09                 $      0.12
         Net income from discontinued operations                                    0.00                        0.00
                                                                             -----------                 -----------
         Net income per share                                                $      0.09                 $      0.12
                                                                             ===========                 ===========

Diluted net income per share
         Net income from continuing operations                               $      0.09                 $      0.12
         Net income from discontinued operations                                    0.00                        0.00
                                                                             -----------                 -----------
         Net income per share                                                $      0.09                 $      0.12
                                                                             ===========                 ===========


Weighted average shares outstanding                                            5,294,598                   5,826,131
Dilutive effect of stock options                                                 179,996                      26,170
                                                                             -----------                 -----------
Weighted average shares outstanding assuming dilution                          5,474,594                   5,852,301
                                                                             ===========                 ===========


See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             For the Thirteen Weeks Ended
                                                                                              May 4,             April 28,
(Dollars in thousands)                                                                         2001                  2000
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                             $    474               $    731
    Less income from discontinued operations                                                     14                     10
                                                                                           --------               --------
    Net income from continuing operations                                                       460                    721
    Adjustments to reconcile net income from continuing operations to net cash provided by (used in) continuing operations:
         Depreciation and amortization                                                          813                    890
         Provision for losses on accounts receivable                                             65                     61
         Provision for estimated returns                                                     (3,577)                (3,032)
         Loss on sale of property                                                              --                        1
    Change in assets and liabilities:
         Accounts receivable                                                                  3,214                 (2,314)
         Other accounts and notes receivable                                                   (191)                   521
         Inventories                                                                            332                  2,440
         Prepaid income taxes and income taxes payable                                         (536)                   362
         Prepaid items and other current assets                                                (372)                  (419)
         Accounts payable, accrued expenses and deferred liabilities                            597                  1,498
                                                                                           --------               --------
              Net cash provided by operating activities
              of continuing operations                                                          805                    729
                                                                                           --------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures                                                                  (133)                  (224)
         Proceeds from sale of property                                                        --                       10
                                                                                           --------               --------
              Net cash used in investing activities of
                  continuing operations                                                        (133)                  (214)
                                                                                           --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Purchase of treasury stock                                                            --                     (618)
         Issuance of common stock                                                              --                       10
                                                                                           --------               --------
              Net cash used in financing activities
                  of continuing operations                                                     --                     (608)
                                                                                           --------               --------

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                               41                    (15)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                713                   (108)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             35,331                 26,923
                                                                                           --------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $ 36,044               $ 26,815
                                                                                           ========               ========

Supplemental disclosure of cash flow information:
         Interest paid                                                                     $    411               $    456
         Income taxes paid                                                                 $    827               $     53



See accompanying notes to condensed consolidated financial statements.

                                OROAMERICA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The condensed consolidated financial statements of OroAmerica, Inc., a Delaware corporation (the "Company"), included herein include all adjustments, all of which are of a normal recurring nature, that, in the opinion of management, are necessary for a fair presentation of financial information for the thirteen week periods ended May 4, 2001 and April 28, 2000. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's February 2, 2001 audited consolidated financial statements. The results of operations for the thirteen-week period ended May 4, 2001 are not necessarily indicative of the results for a full year.

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

New Accounting Standard Adopted

     The Company adopted the Statement of Financial Accounting Standards No. 133, "Accounting for derivative and hedging activities" ("SFAS 133") in the first quarter of fiscal 2002. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the earnings and financial position of the Company.

NOTE 2 - INVENTORIES

     Inventories consist of the following (in thousands, except per ounce data):


                                                                             May 4,             February 2,
                                                                              2001                    2001
                                                                       ------------          --------------
                                                                       (Unaudited)
         Gold and other raw materials                                  $      2,707          $       2,712
         Manufacturing costs and other                                        9,750                 10,267
                                                                       ------------          -------------
         Jewelry inventories                                                 12,457                 12,979
         LIFO cost less than FIFO cost                                          (84)                  (274)
         Allowance for vendor advances                                         (400)                  (400)
                                                                       ------------          -------------
                                                                       $     11,973          $      12,305
                                                                       ============          =============

         Gold price per ounce                                          $     266.60          $      266.70
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

     At May 4, 2001 and February 2, 2001, the Company held approximately 180,400 and 191,800 fine troy ounces of gold under consignment agreements, respectively. Consigned gold is not included in inventory and there is no related liability recorded at quarter end. The purchase price per ounce is based on the daily Second London Gold Fixing. Manufacturing costs included in inventory represent costs incurred to process consigned and Company owned-gold into finished jewelry products.

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

     The gold consignment agreements require the Company to comply with certain covenants with respect to its working capital, current ratio, and tangible net worth and to maintain the aggregate of its accounts receivable and inventory of gold at specified minimums. Additional provisions of the agreements (a) prohibit the payment of dividends, (b) limit capital expenditures, (c) limit the amount of debt the Company may incur, (d) prohibit the Company from engaging in mergers and acquisitions without prior approval, (e) prohibit termination of the chief executive officer's employment for any reason other than death or disability and prohibit any material amendment to his employment contract, and (f) require notice if the Company's principal stockholder (who is also its chief executive officer) ceases to own at least 40% of the Company's outstanding common stock. At May 4, 2001, the Company was in compliance with all of the requirements of its consignment agreements.

NOTE 3 - NOTES PAYABLE

     The Company has a $10 million revolving credit facility with Bank of America, NT & SA which expires August 1, 2001. Available borrowings may not exceed the lesser of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility. Advances under the credit facility bear interest at the lender's prime rate minus 0.25%, or, at the Company's option, at short-term fixed rates or rates determined by reference to offshore interbank market rates plus 1.75%. No short-term advances were outstanding at May 4, 2001 or February 2, 2001. The revolving credit facility also provides for the issuance of banker's acceptances and for the issuance of letters of credit in an aggregate amount not to exceed $2.5 million at any one time. Banker's acceptances bear interest at a rate based on the bank's prevailing discount rate at the time of issuance plus 1.75%. No banker's acceptances were outstanding as of May 4, 2001 or February 2, 2001. Stand-by letters of credit outstanding at May 4, 2001 and at February 2, 2001 totaled $500,000 and $1,000,000, respectively.

     Amounts outstanding under the Bank of America credit agreement are secured by substantially all of the Company's assets; the Company's gold consignors also have security interests in these assets, and all of the consignors and Bank of America are parties to a collateral sharing agreement. The revolving credit agreement contains substantially the same covenants and other requirements as are contained in the Company's gold consignment agreements (Note 2). At May 4, 2001, the Company was in compliance with all of the requirements of the revolving credit agreement.

Note 4 - PROPOSED MERGER WITH AURAFIN

     The Company has entered into an Agreement and Plan of Merger dated as of April 24, 2001 (the "Merger Agreement") with Aurafin LLC, a Delaware limited liability company ("Aurafin"), and Aurafin-OroAmerica LLC, formerly known as Bentley Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Aurafin (the "Subsidiary").

     Under the terms of the Merger Agreement, the Company will be merged with and into the Subsidiary, and the separate corporate existence of the Company will thereupon cease. Each share of common stock of the Company that is issued and outstanding immediately before the date and time when the merger becomes effective will be converted into and represent the right to receive $14.00 in cash. The $14.00 per share price is subject to reduction to the extent the total professional fees and expenses paid by the Company in the merger exceeds $1.5 million. The merger is contingent upon Aurafin's consummating financing for the merger price and for the credit and capital needs of the combined companies, clearance under the Hart Scott Rodino Antitrust Improvements Act of 1976 (which has been received), approval by a majority of the Company's stockholders, and other customary conditions for a transaction of this type. The Merger Agreement provides for the Company to call a special meeting of its stockholders to vote on the proposed merger as soon as practicable. This special meeting is scheduled to take place on June 19, 2001, in Beverly Hills, California.

     In conjunction with the Merger Agreement, the Company also entered into an Escrow Agreement with Aurafin and Wells Fargo Bank Minnesota, National Association, dated as of April 24, 2001, pursuant to which Aurafin placed $3 million in an escrow account for the purpose of ensuring payment of the termination fee, if any, payable by Aurafin to the Company as provided in the Merger Agreement. In addition, Guy Benhamou, a director, officer and majority owner of the common stock of the Company, and Aurafin entered into a Voting Agreement dated as of April 24, 2001, pursuant to which Mr. Benhamou agreed to vote his shares in favor of the adoption of the Merger Agreement at the special meeting of the stockholders. Mr. Benhamou will also enter into a non-competition agreement with Aurafin as of the closing of the Merger.

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


                                                As a Percentage of Net Sales
                                                ----------------------------
                                                   Thirteen Weeks Ended

                                                    May 4,      April 28,
                                                     2001           2000
                                                  -------        -------
Net sales                                           100.0%         100.0%
Cost of goods sold                                   81.2           82.1
                                                    -----          -----
     Gross profit                                    18.8           17.9
                                                    -----          -----

Selling, general and administrative expenses         14.5           12.4
Depreciation and amortization expense                 2.1            2.4
Interest expense                                      1.3            1.1
Other income                                         (1.1)          (1.0)
                                                    -----          -----
     Total expenses                                  16.8           14.9
                                                    -----          -----

Income from continuing operations
     before income taxes                              2.0            3.0
Provision for income taxes                            0.8            1.1
                                                    -----          -----
Net income from continuing operations                 1.2            1.9
Net income from discontinued operations               0.0            0.0
                                                    -----          -----
Net income                                            1.3%           1.9%
                                                    =====          =====


THIRTEEN WEEKS ENDED MAY 4, 2001 COMPARED TO THIRTEEN WEEKS ENDED APRIL 28, 2000

     Net sales for the thirteen weeks ended May 4, 2001 increased by $230,000, or 0.6%, from the comparable period of the prior year.

     Gross profit for the thirteen-week period ended May 4, 2001 increased by $364,000, or 5.4%, from the comparable period of the prior year. As a percentage of net sales, gross profit increased from 17.9% for the thirteen-week period ended April 28, 2000, to 18.8% for the current period. Excluding the effects of gold price fluctuations and LIFO reserve adjustments on the cost of goods sold, the gross margin for the thirteen-week periods ended May 4, 2001 and April 28, 2000 would have been 18.3% and 18.0% of sales, respectively. The increase on a comparable basis was due to changes in sales product mix. The gold prices used to cost inventory at February 2, 2001, May 4, 2001, January 28, 2000 and April 28, 2000, were $266.70, $266.60, $286.75 and $275.05, respectively.

     Selling, general and administrative expenses for the thirteen weeks ended May 4, 2001, increased by $788,000, or 16.7%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 12.4% in the thirteen weeks ended April 28, 2000, to 14.5% in the thirteen weeks ended May 4, 2001. The increase in the dollar amount of selling, general and administrative expenses is primarily attributable to increased personnel costs of $365,000 and increased professional expenses of $323,000. Personnel costs have increased primarily due to expanded product development activities, including those related to the Company's Jeweler Country division, and annual salary and wage increases. Professional services have increased due to expanded use of accounting and legal consultants in connection with the proposed merger with Aurafin, Inc. and with certain ongoing litigation.

     Depreciation and amortization expense for the thirteen weeks ended May 4, 2001, decreased by $77,000, or 8.7%, from the comparable period of the prior year. As a percentage of net sales, these expenses decreased from 2.4% in the thirteen weeks ended April 28, 2000, to 2.1% for the current period.

     Interest expense for the thirteen weeks ended May 4, 2001, increased by $86,000, or 21.5%, from the comparable period of the prior year. As a percentage of net sales, these expenses increased from 1.1% in the thirteen weeks ended April 28, 2000, to 1.3% for the current period. This increase is primarily attributable to expanded borrowing under consignment agreements.

     Other income for the thirteen weeks ended May 4, 2000 increased by $30,000, or 7.8%. As a percentage of net sales, this income increased from 1.0% in the thirteen weeks ended April 28, 2000, to 1.1% for the current period.

     The effective tax rate in the thirteen weeks ended May 4, 2001 was 38.0% as compared to 37.0% in the comparable period of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has satisfied its working capital requirements through internally generated funds, a gold consignment program, and borrowings under its revolving credit facilities. A substantial portion of the Company's gold supply needs have been satisfied through gold consignment arrangements with various banks and bullion dealers. Under the consignment arrangements, the Company may defer the purchase of gold used in the manufacturing process and held in inventory until the time of sale of finished goods to customers. Financing costs under the consignment arrangements currently are approximately 3% per annum of the market value of the gold held under consignment, computed daily. The gold consignment agreements contain covenants restricting the amount of consigned gold the Company may reconsign or otherwise have outside its possession at any one time. The aggregate amount of gold that the Company may acquire under its consignment arrangements was approximately 335,000 ounces at May 4, 2001 and is subject to fluctuations based on changes in the market value of gold. As of May 4, 2001, the Company held approximately 180,400 ounces of gold on consignment.

     The Company has a $10 million revolving credit facility with Bank of America NT & SA, which expires August 1, 2001. Available borrowings may not exceed the lessor of $10 million or 75% of eligible accounts receivable minus a reserve amount, as provided for under the credit facility.

     For further information regarding the Company's gold consignment agreements and revolving credit facilities, see Notes to Condensed Consolidated Financial Statements.

     Net accounts receivable increased from $20.4 million at February 2, 2001 to $20.7 million at May 4, 2001. The allowance for returns and doubtful accounts decreased from $12.6 million at February 2, 2001 to $9.6 million at May 4, 2001. The decrease in the amount of the allowance at May 4, 2001 is primarily attributable to seasonal adjustments in the reserve for returns.

     Total inventories decreased from $12.3 million at February 2, 2001 to $12.0 million at May 4, 2001. The decrease is primarily attributable to the decrease in the manufacturing cost component of the Company's jewelry inventories. At May 4, 2001, a substantial portion of the gold included in the Company's finished goods and work-in-process consisted of gold acquired pursuant to the Company's consignment program. Consigned gold is not included in inventory.

     Accounts payable increased from $8.9 million at February 2, 2001 to $11.7 million at May 4, 2001. This increase is primarily attributable to seasonal gold purchases and the timing of payments thereon. Accrued expenses decreased from $9.6 million at February 2, 2001 to $7.3 million at May 4, 2001. This decrease is primarily due to the payment of payroll liabilities and decreased advertising accruals.

     The Company incurred capital expenditures of approximately $133,000 for the quarter ended May 4, 2001, principally related to computer equipment and jewelry machinery. Subject to completion of the proposed merger with Aurafin, the Company expects to incur capital expenditures of approximately $3.0 million during the balance of fiscal 2002, principally for the acquisition of computerized distribution systems, and manufacturing and computer equipment. The Company believes that funds generated from operations, the gold consignment program and the borrowing capacity under its revolving credit facility will be sufficient to finance its working capital and capital expenditure requirements for the next 12 months.

PART II - Other Information
Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         None

(b)      Reports on Form 8-K:

         On May 1, 2001, the Company filed a Report on Form 8-K disclosing, under Item 5, that the Company had entered into an Agreement and Plan of Merger dated April 24, 2001 with Aurafin LLC, a Delaware limited liability company and Bentley Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Aurafin. Subsequent to this Form 8-K filing, Bentley Acquisition LLC changed its name to Aurafin-OroAmerica LLC.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    OROAMERICA, INC.




Date:    June 13, 2001              By:  /s/ SHIU SHAO
         -------------                   ------------------------------------
                                         SHIU SHAO, Chief Operating Officer,
                                         Chief Financial Officer and
                                         Vice President



Date:    June 13, 2001              By:  /s/ BETTY SOU
         -------------                   ------------------------------------
                                         BETTY SOU, Controller